Form 10-Q
period 1996-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1996-08-07
CIK 866054

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 1996


Commission file number 0-18676



                        COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                  25-1623213
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   900 LIGONIER STREET LATROBE, PA                    15650
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (412)  539-3501



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



      CLASS                               OUTSTANDING AT JULY 31, 1996

Common Stock, $2 Par Value                1,800,000 Shares

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             Included in Part I of this report:
                                                                  Page
             Commercial National Financial Corporation
               Consolidated Balance Sheets                         3
               Consolidated Statements of Income                   4
               Consolidated Statements of Changes in
                  Shareholders' Equity                             5
               Consolidated Statements of Cash Flows               6

               Notes to Consolidated Financial Statements          7



ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8



                          PART II - OTHER INFORMATION


Other Information                                                 14

Signatures                                                        16

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                                   June 30         December 31
                                                     1996              1995
ASSETS

Cash and due from banks                          $  6,811,934      $  7,550,942
Interest bearing deposits with
  other banks                                         123,892            82,651
                                                    ---------         ---------
      Total cash and due from banks                 6,935,826         7,633,593

Federal funds sold                                    850,000         5,425,000
Investment securities available for sale           42,934,326        58,232,862
Investment securities held to maturity
(Market value $62,920,355 in 1996 and
$46,427,423 in 1995)                               63,195,398        45,247,754

Loans (all domestic)                              148,696,321       144,523,375
Less unearned income                                 (142,704)         (235,373)
Less reserve for possible loan losses              (2,088,061)       (2,081,700)
                                                  ------------      ------------
      Net loans                                   146,465,556       142,206,302

Premises and equipment                              4,363,958         3,825,878
Other assets                                        4,271,532         3,604,629
                                                 ------------      ------------
      Total Assets                               $269,016,596      $266,176,018
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (all domestic):
  Non-interest bearing                           $ 35,540,761      $ 36,054,886
  Interest bearing                                197,601,961       194,681,425
                                                 ------------      ------------
      Total deposits                              233,142,722       230,736,311

Other liabilities                                   1,936,377         2,403,237
                                                 ------------      ------------
      Total Liabilities                           235,079,099       233,139,548
                                                 ------------      ------------
Shareholders' Equity:
  Common stock, par value $2
  Authorized 1,800,000 shares, issued
  and outstanding 1,800,000 shares                  3,600,000         3,600,000

  Retained earnings                                30,536,687        29,143,045
  Unrealized gain/(loss) on investment securities
      available for sale net of taxes                (199,190)          293,425
                                                 -------------     ------------
      Total Shareholders' Equity                   33,937,497        33,036,470
                                                 -------------     ------------
      Total Liabilities and
      Shareholders' Equity                       $269,016,596      $266,176,018
                                                 ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMERCIAL NATIONAL FINANCIAL CORPORATION

                               CONSOLIDATED STATEMENT OF INCOME
                                                  Three Months                Six Months
                                                  Ending June 30              Ending June 30
                                                  1996        1995          1996          1995
INTEREST INCOME:
   Interest and fees on loans               $3,277,725  $3,188,436    $6,559,307    $6,342,348
   Interest and dividends on investments:
      Taxable interest                       1,245,684   1,199,446     2,474,371     2,351,980
      Interest exempt from federal
        income tax                             342,865     330,223       681,968       665,376
      Interest on federal funds sold            27,062      60,193        73,772       114,140
      Interest on bank deposits                  1,387         548         2,644           802
                                            ----------  ----------    ----------    ----------
        Total Interest Income                4,894,723   4,778,846     9,792,062     9,474,646

INTEREST EXPENSE                             2,043,732   2,089,414     4,131,895     3,977,365
                                            ----------  ----------    ----------    ----------
NET INTEREST INCOME                          2,850,991   2,689,432     5,660,167     5,497,281

PROVISION FOR POSSIBLE LOAN LOSSES              30,000      15,000        45,000        60,000
                                            ----------  ----------    ----------    ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 2,820,991   2,674,432     5,615,167     5,437,281
                                            ----------  ----------    ----------    ----------
OTHER INCOME
   Asset management and trust income            22,294       6,806        31,806         9,578
   Service charges on deposit accounts         121,795     128,648       241,910       244,318
   Other service charges and fees               73,896      65,877       173,657       159,590
   Securities gains/(losses)                    (1,173)      1,220           577         1,233
   Other income                                 99,504      62,770       191,465       135,450
                                            ----------  ----------    ----------    ----------
        Total Other Income                     316,316     265,321       639,415       550,169
                                            ----------  ----------    ----------    ----------
OTHER EXPENSES
   Salaries and employee benefits              975,105     963,464     2,040,456     1,961,531
   Net occupancy expense                       109,331     111,433       231,324       229,160
   Furniture and equipment expense             128,977     103,618       263,219       203,831
   FDIC insurance expense                          500     123,043         1,000       244,078
   Pennsylvania shares tax                      60,000      55,500       120,000       111,000
   Other expense                               521,484     417,050     1,001,941       880,934
                                            ----------  ----------    ----------    ----------
        Total Other Expenses                 1,795,397   1,774,108     3,657,940     3,630,534
                                            ----------  ----------    ----------    ----------
INCOME BEFORE TAXES                          1,341,910   1,165,645     2,596,642     2,356,916
   Applicable income taxes                     335,000     303,200       657,000       595,400
                                            ----------  ----------    ----------    ----------
NET INCOME                                  $1,006,910  $  862,445    $1,939,642    $1,761,516
                                            ==========  ==========    ==========    ==========
Average Shares Outstanding                   1,800,000   1,800,000     1,800,000     1,800,000
                                            ==========  ==========    ==========    ==========
EARNINGS PER SHARE                          $      .56  $      .48    $     1.08    $      .98
                                            ==========  ==========    ==========    ==========
CASH DIVIDENDS DECLARED PER SHARE           $      .16  $      .14    $      .30    $      .27
                                            ==========  ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMERCIAL NATIONAL FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Unrealized
                                                                Gain/(Loss)
                                                               on Investment
                                                  Additional     Securities      Total
                            Common   Paid-in       Retained      Available    Shareholders
                            Stock     Capital      Earnings      for Sale        Equity
Balance at
December 31, 1994        $1,200,000 $2,400,000   $26,457,852   $ (500,909)    $29,556,943

Net Income                     -          -        1,761,516         -          1,761,516

Cash dividends
declared ($.27 per share)                 -         (492,000)        -           (492,000)

Net change in
unrealized gain/(loss)
on investment securities
AFS net of taxes               -          -             -         676,260         676,260
                         ---------- ----------   ------------  -----------     -----------
Balance at
June 30, 1995            $1,200,000 $2,400,000   $27,727,368   $  175,351     $31,502,719
                         ========== ==========   ============  ===========     ===========
Balance at
December 31, 1995        $3,600,000 $     -      $29,143,045    $ 293,425     $33,036,470

Net Income                     -          -        1,939,642         -          1,939,642

Cash dividends
declared ($.30 per share)      -          -         (546,000)        -           (546,000)

Net change in
unrealized gain/(loss)
on investment securities
AFS net of taxes               -          -             -        (492,615)       (492,615)
                         ---------- ----------    -----------   -----------    -----------
Balance at
June 30, 1996            $3,600,000 $     -      $30,536,687   $ (199,190)    $33,937,497
                         ========== ==========    ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       COMMERCIAL NATIONAL FINANCIAL CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                For Six Months
                                                                Ended June 30
                                                         1996                   1995
OPERATING ACTIVITIES
  Net Income                                      $ 1,939,642            $ 1,761,516
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation                                      239,364                212,100
    Provision for credit losses                        45,000                 60,000
    Net (accretion)/amortization of securities
    and loan fees                                     (14,124)               (17,321)
    (Increase) Decrease in interest receivable       (199,485)                64,801
    Increase (Decrease) in interest payable           (43,633)               350,528
    (Decrease) in taxes payable                       (94,360)              (145,689)
    (Decrease) in other liabilities                  (328,867)              (292,704)
    Decrease in other assets                           59,273                  6,444
    Net securities gains                                 (577)                (1,233)
                                                    ----------             ----------
       Net cash provided by operating activities    1,602,233              1,998,442
                                                    ---------              ----------
INVESTING ACTIVITIES
  Net (increase) in deposits
    with other banks                                  (41,241)               (38,678)
    Net decrease in fed funds sold                  4,575,000              1,200,000
    Purchase of securities AFS                     (6,688,203)            (6,350,000)
    Purchase of securities HTM                    (21,816,622)            (5,744,868)
    Maturities and calls of securities AFS          4,604,411              5,335,711
    Maturities and calls of securities HTM          3,849,060              4,063,733
    Sale of securities AFS                         16,641,321                      0
    Net increase in loans                          (4,547,934)            (4,144,100)
    Purchase of premises and equipment               (777,444)              (308,263)
                                                   -----------            -----------
    Net cash used in investing activities          (4,201,652)            (5,986,465)
                                                   -----------            -----------
FINANCING ACTIVITIES
    (Decrease) increase in non-interest deposits     (514,125)            (2,480,091)
    Increase (decrease) in int. bearing deposits    2,920,536              5,291,245
    Dividends paid                                   (546,000)              (492,000)
                                                   -----------             ----------
    Net cash provided by financing activities       1,860,411              2,319,154
                                                   -----------             ----------
    (Decrease) in cash and cash equivalents          (739,008)            (1,668,869)

Cash and cash equivalents at beginning of year       7,550,942             7,763,321
                                                     ---------             ---------
Cash and cash equivalents at end of quarter       $  6,811,934          $  6,094,452
                                                  ============          ============
Supplemental disclosures of cash flow information:

    Non-cash items during the year for:

    Transfer from loans to O.R.E.O.                  $ 272,919            $        0
                                                     =========            ==========
    Change in unrealized gain/(loss) AFS securities $(746,387)            $1,024,636
    Deferred taxes                                   (253,772)               348,376
    Net change in unrealized gain/(loss) on         ----------            ----------
    AFS securities                                  $(492,615)            $  676,260
                                                    ==========            ==========
    Cash paid during the year for:

    Interest                                      $  4,175,528            $3,626,837
                                                  ============            ==========
    Income Taxes                                      $616,000              $620,228
                                                      ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

Note 1  Management Representation
- ------  -------------------------
       The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1995, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1996 and 1995 The results of the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Reserve for Possible Loan Losses
- ------  --------------------------------

        Description of changes:
                                                        1996            1995

                Reserve balance January 1                $ 2,081,700   $ 2,077,553

                Additions:
                 Provision charged to operating expenses      45,000        60,000
                 Recoveries on previously charged off
                  loans                                       20,622         5,225

                Deductions:
                Loans charged off                            (59,261)      (48,765)
                                                         ------------  ------------
                Reserve balance June 30                  $ 2,088,061   $ 2,094,013
                                                     ============  ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
First Six Months of 1996 as compared to the First Six Months of 1995
- --------------------------------------------------------------------
Pre-tax net income for the first six months of 1996 was $2,596,642 compared to $2,356,916 during the same period of 1995, representing a 10.17% increase.

Interest income was $9,792,062 an increase of 3.35%. The loan return rate increased one (1) basis point to 8.96% and the securities return rate decreased ten (10) basis points to 6.01%. As a result, the return rate on total average earning assets decreased five (5) basis points to 7.71%. Average earning asset volume rose $9,818,484, a 4.02% increase.

Interest expense was $4,131,895 an increase of 3.89%. The cost rate on average interest bearing deposits was 4.19%, a three (3) basis point increase from a year ago. Average interest bearing deposit volume rose $5,933,267 an increase of 3.10%.

Net interest income rose 2.96% to $5,660,167 and represented 4.26% of average total assets compared to 4.31% during the first six months of 1995.

The average reserve for loan losses decreased .37% to $2,083,474. By comparison, total average loans grew 3.32% during the same period. The 1996 first six months provision for loan losses was $45,000, compared to $60,000 for the first six months of 1995, a decrease of 25%.

Net interest income after the application of the provision for possible loan losses grew 3.27% to $5,615,167, representing a 4.23% return on total average assets compared to 4.27% for the first six months of 1995.

Non-interest income increased 16.22% to $639,415. Asset management and trust fees totaled $31,806. Service charges on deposit accounts declined .99% to $241,910. Other service charges and fees rose 8.81% reaching $173,657. Other income increased 41.35% to $191,465 due primarily to increased activity of the credit card merchant program. Net securities gains of $577 were realized on called investments and bonds sold.

Non-interest expense reached $3,657,940, an increase of .75%, or $27,406, while total average assets grew 4.28%. Personnel costs rose 4.02%, a $78,925 increase. Net occupancy expense rose .94%, or $2,164. Furniture and equipment expense rose 29.14%, representing a cost increase of $59,388. FDIC insurance expense fell 99.59%, a $243,078 decrease. This was due to the assessment adjustment made by the FDIC during the second half of 1995. Pennsylvania shares tax expense was $120,000, an increase of 8.11%. Other expense rose 13.74%, an increase of $121,007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (continued)
- ---------------------------------
First Six Months of 1996 as compared to the First Six Months of 1995 (continued)
- --------------------------------------------------------------------------------
Federal income tax on total first six months earnings was $657,000 compared to $595,400 a year ago. Net income after taxes rose $178,126 to $1,939,642, an increase of 10.11%. The annualized return on average assets was 1.46% for the first six months of 1996 compared to 1.38% for the six months ended June 30, 1995. The annualized return on average equity through June 30, 1996 was 11.57% and had been 11.58% through the first six months of 1995.


Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 1995
- --------------------------------------------------------------------------------
Pre-tax net income for the second quarter of 1996 rose 15.12% and was $1,341,910 compared to $1,165,645 during the same period of 1995.

Interest income was $4,894,723 an increase of 2.42%. The loan return rate decreased four (4) basis points to 8.91%, the securities return rate increased fourteen (14) basis points to 6.00% and the return rate on total average earning assets decreased nine (9) basis points to 7.68%. Volume growth in total average earning assets was $8,729,267.

Interest expense was $2,043,732 a decrease of 2.19%. The volume increase in average interest bearing deposits was $5,496,998. Cost rate declined to 4.13%, a twenty-two (22) basis point decline from a year ago.

The average reserve for loan losses decreased .22% to $2,086,697, while total average loans grew 3.22%. The 1996 second quarter provision for loan losses was $30,000, compared to $15,000 for the second quarter of 1995, a 100.00% increase.

Net interest income after the application of the provision for possible loan losses grew 5.48% to $2,820,991 representing a 4.24% return on total average assets compared to 4.16% for the second quarter of 1995.

Non-interest income increased 19.22%, or $50,995, to $316,316. Service charges on deposit accounts declined 5.33% to $121,795. Other service charges and fees grew 12.17% to $73,896. Other income increased 58.52% to $99,504. Asset management and trust income was $22,294. Net securities losses of $1,173 were realized on called investments and bonds sold.

Non-interest expense rose $21,289, a 1.20% decrease, compared to total average asset growth of 3.67%. Personnel costs rose $11,641, a 1.21% increase. Net occupancy expense declined $2,102 a 1.89% decrease. Furniture and equipment expense rose $25,359 a 24.47% increase. FDIC insurance expense fell 99.59%, a $122,543 decrease. Pennsylvania shares tax expense was $60,000, an increase of 8.11%. Other expense rose $ 104,434, a 25.04% increase.

Federal income tax on total second quarter earnings was $335,000 compared to $303,200 a year ago. Net income after taxes grew $144,465 to $1,006,910 a 16.75% increase. The annualized return on average assets was 1.51% for the three months ended June 30, 1996 compared to 1.34% for the second quarter of 1995. The annualized return on average equity for the second quarter of 1996 was 11.96% compared to 11.15% for the second quarter of 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
- ---------------------------------
LIQUIDITY
- ---------
Liquidity, the measure of the Corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $42,302,929 on June 30, 1996.

During the first six months of 1996, average deposits increased $7,294,003 over the same period in 1995. Investments maturing within one year were 7.10% of total assets on June 30, 1996 and 6.24% on June 30, 1995.

Average loans grew by $4,708,472 and the average securities portfolio including federal funds sold increased $5,706,165.


INTEREST SENSITIVITY
- --------------------
Interest rate management seeks to maintain a balance between consistent income growth and the risk that is created by variations in ability to reprice deposit and investment categories. The effort to determine the effect of potential interest rate changes normally involves measuring the so called "gap" between assets (loans and securities) subject to rate fluctuation and liabilities (interest bearing deposits) subject to rate fluctuation as related to earning assets over different time periods and calculating the ratio of interest sensitive assets to interest sensitive liabilities.

Repricing periods for the loans, securities, interest bearing deposits, non-interest bearing assets and non-interest bearing liabilities are based on contractual maturities, where applicable, as well as the corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal and therefore are presented as beginning to reprice in the earliest period presented in the "gap" table.

INTEREST
SENSITIVITY (In thousands)
- --------------------------
The following table presents this information as of June 30, 1996 and December 31, 1995:






                                                June 30, 1996
                       0-30  DAYS  31-90 DAYS 91-180 DAYS 181-365 DAYS 1 - 5 YEARS OVER 5 YRS
                       ----------------------------------------------------------------------
Interest sensitive
  assets               $  43,260   $  7,316   $    8,102  $  22,473    $ 115,378   $ 58,210
Interest sensitive
  liabilities          $   7,924   $ 18,911   $   22,368  $  34,962    $ 113,029   $    638
Interest sensitivity   --------------------------------------------------------------------
  gap                  $  35,336   $(11,595)  $  (14,266) $ (12,489)   $   2,349   $ 57,572
                       ====================================================================
Cumulative gap                     $ 23,741   $    9,475  $  (3,014)   $    (665)  $ 56,907
Ratio of cumulative gap            ========================================================
  to earning assets                   9.30%        3.71%     (1.18%)       (.26%)    22.28%
                                   ========================================================




                                                December 31, 1995
                       0-30  DAYS  31-90 DAYS 91-180 DAYS 181-365 DAYS 1 - 5 YEARS OVER 5 YRS
                       ----------------------------------------------------------------------
Interest sensitive
  assets               $  42,312   $  5,474   $    7,934  $  19,533    $ 109,224   $ 68,355
Interest sensitive
  liabilities          $  11,295   $ 18,446   $   22,607  $  30,069    $ 111,589   $    675
Interest sensitivity   --------------------------------------------------------------------
  gap                  $  31,017   $(12,972)  $  (14,673) $ (10,536)   $  (2,365)  $ 67,680
                       ====================================================================
Cumulative gap                     $ 18,045   $    3,372  $  (7,164)   $  (9,529)  $ 58,151
Ratio of cumulative gap            ========================================================
  to earning assets                   7.14%        1.33%     (2.83%)      (3.77%)    23.00%
                                   ========================================================

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
- -------------------
The following table presents a comparison of loan performance as of June 30, 1996 with that of June 30, 1995 Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of June 30, 1996 the Corporation had $272,919 in other real estate owned and no in substance foreclosures.


                                                                At June 30,
                                                        1996                     1995
Non-performing Loans:
  Loans on non-accrual basis                     $     235,545             $     578,992
  Past due loans                                        27,493                     4,978
                                                       -------                   -------
          Total Non-performing Loans             $     263,038             $     583,970
                                                       -------                   -------
  Other real estate owned                        $     272,919             $           -

          Total Non-performing Assets            $     535,957             $     583,970
                                                       =======                   =======
Loans outstanding at end of period               $ 148,553,617             $ 143,196,109
Average loans outstanding (year-to-date)         $ 146,380,912             $ 141,672,440
Non-performing loans as percent of total
  loans                                                    .36%                      .41%
Provision for possible loan losses               $      45,000             $      60,000
Net charge-offs                                  $      38,639             $      43,540
Net charge-offs as percent of average
  loans                                                    .03%                      .03%
Provision for possible loan losses as
  percent of net charge-offs                            116.46%                   137.80%
Reserve for possible loan losses as
  percent of average loans outstanding                    1.43%                     1.48%


CAPITAL RESOURCES
- -----------------
Shareholders' equity for the first six months of 1996 averaged $33,528,898 which represented an increase of $3,102,349 over the average capital of $30,426,549 recorded in the same period of 1995. These capital levels represented a capital ratio of 12.62% in 1996 and 11.94% in 1995. When the loan loss reserve is included, the 1996 capital ratio becomes 13.40%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 1996, the Corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 22.85% and 24.10% respectively. The leverage ratio was 12.81%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
- -----------------------------
The table below presents the Corporation's capital position at June 30, 1996
(Dollar amounts in thousands)

                                                                       Percent
                                                                     of Adjusted
                                                           Amount       Assets
Tier I Capital                                           $ 34,137       22.85
Tier I Requirement                                          5,976        4.00

Total Equity Capital                                     $ 36,007       24.10
Total Equity Capital Requirement                           11,951        8.00

- ------------------------------------------------------------------------------

Leverage Capital                                         $ 34,137       12.81
Leverage Requirement                                       10,659        4.00




                   PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------
           Not applicable.

ITEM 2. CHANGES IN SECURITIES
        ---------------------
           Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
           Not applicable.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
a.    April 16, 1996 Annual Meeting of Shareholders

b.c.  Directors elected at the meeting and results of voting:

Director                    For        Against    Withheld    Abstentions
- --------                  -------      -------    --------    -----------
Richmond H. Ferguson      526,511
Dorothy S. Hunter         526,511
John C. McClatchey        526,511
Joseph A. Mosso           526,511
Louis T. Steiner          526,511

Continuing directors:

Edwin P. Cover                         James A. Charley
William M. Charley                     Gregg E. Hunter
Frank E. Jobe                          Roy M. Landers
Ronald H. Lynch                        Louis A. Steiner
William W. Washnock                    C. Edward Wible

Ratification of the appointment of Jarrett Stokes & Kelly as independent auditors:
                            For        Against    Withheld    Abstained
                          -------      -------    --------    ---------
                          526,136                   375

d. N/A


ITEM 5. OTHER INFORMATION
        -----------------
        Effective June 3, 1996, Commercial National Financial Corporation became listed on the NASDAQ National Market System under the trading symbol
        "CNAF" with an additional descriptive newspaper listing of "Comm Ntn."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
             Not applicable



                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                       (Registrant)






Dated:  August 7, 1996                   /s/ Louis A. Steiner
                                         Louis A. Steiner
                                         Chairman of the Board




Dated:  August 7, 1996                   /s/ Sandra L. Neiderhiser
                                         Sandra L. Neiderhiser
                                         Secretary/Treasurer



Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (412) 539-3501


Banking Subsidiary:

Commercial National Bank of Westmoreland County

Banking Offices

Latrobe Area
     900 Ligonier Street                 (412) 539-3501
     1900 Lincoln Avenue                 (412) 537-9980
     11 Terry Way *                      (412) 539-9774

Pleasant Unity
     Church Street *                     (412) 423-5222

Ligonier
     201 Main Street *                   (412) 238-9538

West Newton
     109 East Main Street *              (412) 872-5100

Greensburg Area
     Georges Station Road *              (412) 836-7600
     19 North Main Street                (412) 836-7699

     Asset Management and                (412) 836-7670
     Trust Division
     19 North Main Street

Drive-up Facility
  Latrobe
     Lincoln Road at
     Josephine Street *                  (412) 537-9927

Murrysville (to open mid-1996)
     4785 Old William Penn Highway       (412) 733-4888

* Automatic Teller Facilities

Automatic Teller Facilities also located at Latrobe Area Hospital, Westmoreland County Airport, and Saint Vincent College






