Form 10-Q/A
period 1996-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1996-09-30
CIK 866054

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                              (Registrant)



Dated:  September 30, 1996         /s/ Gregg E. Hunter
                                   Gregg E. Hunter
                                   Vice Chairman of the Board


Dated:  September 30, 1996         /s/ Sandra L. Neiderhiser
                                   Sandra L. Neiderhiser
                                   Secretary/Treasurer