Form 10-Q
period 1996-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1996-11-05
CIK 866054

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarter ended SEPTEMBER 30, 1996


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



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



      CLASS                               OUTSTANDING AT OCTOBER 31, 1996


Common Stock, $2 Par Value                1,800,000 Shares

                                     INDEX


                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             Included in Part I of this report:
                                                                  Page
             Commercial National Financial Corporation
               Consolidated Balance Sheets                         3
               Consolidated Statements of Income                   4
               Consolidated Statements of Changes in
                  Shareholders' Equity                             5
               Consolidated Statements of Cash Flows               6

               Notes to Consolidated Financial Statements          7



ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8



                          PART II - OTHER INFORMATION


Other Information                                                 14

Signatures                                                        15


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                                 September 30       December 31
                                                     1996              1995
ASSETS

Cash and due from banks                       $   9,785,269      $  7,550,942
Interest bearing deposits with
  other banks                                       138,614            82,651
                                                    -------            ------
      Total cash and due from banks               9,923,883         7,633,593

Federal funds sold                                        0         5,425,000
Investment securities available for sale         40,571,920        58,232,862
Investment securities held to maturity
(Market value $63,630,084 in 1996 and            63,307,806        45,247,754
$46,427,423 in 1995)

Loans (all domestic)                            155,991,747       144,523,375
  Less unearned income                             (125,424)         (235,373)
  Less reserve for possible loan losses          (2,081,657)       (2,081,700)
                                               -------------     -------------
      Net loans                                 153,784,666       142,206,302

  Premises and equipment                          4,552,778         3,825,878
  Other assets                                    4,440,816         3,604,629
                                               ------------      ------------
      Total Assets                             $276,581,869      $266,176,018
                                               ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (all domestic):
  Non-interest bearing                         $ 37,286,603      $ 36,054,886
  Interest bearing                              202,471,013       194,681,425
                                               ------------      ------------
      Total deposits                            239,757,616       230,736,311

Federal funds purchased                             100,000                 0
Other liabilities                                 2,087,312         2,403,237
                                               ------------      ------------
      Total Liabilities                         241,944,928       233,139,548
                                               ------------      ------------
Shareholders' Equity:
  Common stock, par value $2
  Authorized 1,800,000 shares, issued
  and outstanding 1,800,000 shares                3,600,000         3,600,000

  Retained earnings                              31,192,308        29,143,045
  Unrealized gain/(loss) on investment securities
      available for sale net of taxes              (155,367)          293,425
                                              -------------      ------------
      Total Shareholders' Equity                 34,636,941        33,036,470
                                               ------------      ------------
      Total Liabilities and
      Shareholders' Equity                     $276,581,869      $266,176,018
                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          COMMERCIAL NATIONAL FINANCIAL CORPORATION

                              CONSOLIDATED STATEMENT OF INCOME
                                                  Three Months                Nine Months
                                                 Ending Sept 30              Ending Sept 30
                                              1996           1995          1996           1995
INTEREST INCOME:
  Interest and fees on loans                $3,312,913   $3,250,334    $9,872,220   $9,592,682
  Interest and dividends on investments:
     Taxable interest                        1,242,289    1,221,261     3,716,660    3,573,241
  Interest exempt from federal
     income tax                                351,119      334,662     1,033,087    1,000,038
  Interest on federal funds sold                11,377       55,326        85,149      169,466
  Interest on bank deposits                      1,711          860         4,355        1,662
                                            ----------   ----------    ----------    ---------
     Total interest income                   4,919,409    4,862,443    14,711,471   14,337,089

INTEREST EXPENSE
  Interest on deposits                       2,111,954    2,146,413     6,238,760    6,123,413
  Interest on short-term borrowings             15,045            -        20,134          365
                                            ----------   ----------    ----------   ----------
     Total interest expense                  2,126,999    2,146,413     6,258,894    6,123,778
                                            ----------   ----------    ----------   ----------
NET INTEREST INCOME                          2,792,410    2,716,030     8,452,577    8,213,311

PROVISION FOR POSSIBLE LOAN LOSSES              30,000       15,000        75,000       75,000
                                            ----------   ----------    ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  2,762,410    2,701,030     8,377,577    8,138,311
                                            ----------   ----------    ----------   ----------
OTHER INCOME
  Asset management and trust income             21,857        7,607        53,663       17,185
  Service charges on deposit accounts          130,727      117,763       372,637      362,081
  Other service charges and fees                57,412       68,261       231,069      227,851
  Securities gains/losses                            0        4,979           577        6,212
  Other income                                  93,762       85,294       285,227      220,744
                                            ----------   ----------    ----------   ----------
     Total other income                        303,758      283,904       943,173      834,073
                                            ----------   ----------    ----------   ----------
OTHER EXPENSES
  Salaries and employee benefits               933,766      941,472     2,974,222    2,903,003
  Net occupancy expense                        122,935      110,146       354,259      339,306
  Furniture and equipment expense              134,205      106,898       397,424      310,729
  FDIC insurance expense                           500      (14,813)        1,500      229,265
  PA shares tax                                 67,578       61,711       187,578      172,711
  Other expense                                545,563      460,068     1,547,504    1,341,002
                                            ----------   ----------    ----------   ----------
     Total other expenses                    1,804,547    1,665,482     5,462,487    5,296,016
                                            ----------   ----------    ----------   ----------
INCOME BEFORE TAXES                          1,261,621    1,319,452     3,858,263    3,676,368
  Applicable income taxes                      318,000      334,300       975,000      929,700
                                            ----------   ----------    ----------   ----------
NET INCOME                                  $  943,621   $  985,152    $2,883,263   $2,746,668
                                            ==========   ==========    ==========   ==========
Average Shares Outstanding                   1,800,000    1,800,000     1,800,000    1,800,000
                                            ==========   ==========    ==========   ==========
EARNINGS PER SHARE                           $     .52    $     .55     $    1.60    $    1.53
                                             =========    =========     =========    =========
CASH DIVIDENDS DECLARED PER SHARE            $     .16    $     .14     $     .46    $     .42
                                             =========    =========     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMERCIAL NATIONAL FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Unrealized
                                                                Gain/(Loss)
                                                               on Investment
                                                  Additional     Securities      Total
                            Common   Paid-in       Retained      Available    Shareholders
                            Stock     Capital      Earnings      for Sale        Equity
Balance at
December 31, 1994        $1,200,000 $2,400,000   $26,457,852   $ (500,909)    $29,556,943

Net income                     -          -        2,746,668         -          2,746,668

Cash dividends
declared ($.42 per share)                 -         (750,000)        -           (750,000)

Net change in
unrealized gain/(loss)
on investment securities
AFS net of taxes               -          -             -         658,207         658,207
                         ---------- ----------   ------------  -----------    ------------
Balance at
September 30, 1995       $1,200,000 $2,400,000   $28,454,520   $  157,298     $32,211,818
                         ========== ==========   ============  ===========    ============

Balance at
December 31, 1995        $3,600,000 $     -      $29,143,045    $ 293,425     $33,036,470

Net income                     -          -        2,883,263         -          2,883,263

Cash dividends
declared ($.46 per share)      -          -         (834,000)        -           (834,000)

Net change in
unrealized gain/(loss)
on investment securities
AFS net of taxes               -          -             -        (448,792)       (448,792)
                         ---------- ----------   ------------  -----------     -----------
Balance at
September 30, 1996       $3,600,000 $     -      $31,192,308   $ (155,367)    $34,636,941
                         ========== ==========   ============  ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.


                       COMMERCIAL NATIONAL FINANCIAL CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                For Nine Months
                                                                Ended September 30
                                                         1996                   1995
OPERATING ACTIVITIES
   Net income                                     $ 2,883,263            $ 2,746,668
   Adjustments to reconcile net income to net
    cash from operating activities:
   Depreciation                                       371,308                318,367
   Provision for credit losses                         75,000                 75,000
   Net (accretion)/amortization of securities
   and loan fees                                       64,626                (23,202)
   (Increase) in interest receivable                 (257,143)              (267,384)
   Increase (decrease) in interest payable            (92,866)               248,183
   (Decrease) in taxes payable                        (80,332)               (23,553)
   (Decrease) in other liabilities                   (142,727)               (90,775)
   (Increase) in other assets                         (74,929)               (79,051)
   Net securities gains                                  (577)                (6,213)
                                                     ---------              ---------
   Net cash provided by operating activities        2,745,623              2,898,040
                                                    ----------             ----------
INVESTING ACTIVITIES
   Net decrease (increase) in deposits
    with other banks                                   44,037                (53,555)
   Net decrease (increase) in fed funds sold        5,425,000             (1,775,000)
   Purchase of securities AFS                     (10,768,047)            (8,794,297)
   Purchase of securities HTM                     (23,179,071)            (7,886,925)
   Maturities and calls of securities AFS          11,104,410              6,890,634
   Maturities and calls of securities HTM           5,089,061              6,040,940
   Sale of securities AFS                          16,641,321                      0
   Net increase in loans                          (11,957,104)            (5,063,141)
   Purchase of premises and equipment              (1,098,208)              (715,823)
                                                   -----------           ------------
   Net cash used in investing activities           (8,698,601)           (11,357,167)
                                                   -----------           ------------
FINANCING ACTIVITIES
   Increase in non-interest deposits                1,231,717                647,013
   Increase in int. bearing deposits                7,789,588              9,261,434
   Dividends paid                                    (834,000)              (750,000)
                                                   -----------            -----------
   Net cash provided by financing activities        8,187,305              9,158,447
                                                   -----------            -----------
   Increase in cash and cash equivalents            2,234,327                699,320

Cash and cash equivalents at beginning of year      7,550,942              7,763,321
                                                  ------------            -----------
Cash and cash equivalents at end of quarter      $  9,785,269           $  8,462,641
                                                 =============          =============
Supplemental disclosures of cash flow information:

   Non-cash items during the year for:

   Transfer from loans to O.R.E.O.                  $ 272,919             $        0
                                                    =========             ==========
   Change in unrealized gain/(loss) AFS securities  $(679,989)            $1,024,636
   Deferred taxes                                    (231,197)               348,376
   Net change in unrealized gain/(loss) on          ----------            ----------
   AFS securities                                   $(448,792)            $  676,260
                                                    ==========            ==========
   Cash paid during the year for:

   Interest                                        $6,351,760             $3,626,837
                                                   ===========            ==========
   Income taxes                                     $1,000,000              $620,228
                                                     =========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

Note 1  Management Representation
------  -------------------------
        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1995, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1996 and 1995. The results of the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Reserve for Possible Loan Losses
------  --------------------------------
        Description of changes:
                                                        1996            1995
        Reserve balance January 1                 $ 2,081,700     $ 2,077,553

        Additions:
         Provision charged to operating expenses       75,000          75,000
         Recoveries on previously charged off
         loans                                         21,905           8,845

        Deductions:
        Loans charged off                             (96,948)        (63,634)
                                                  ------------    ------------
        Reserve balance September 30             $  2,081,657     $ 2,097,764
                                                 =============    ============

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First Nine Months of 1996 as compared to the First Nine Months of 1995
----------------------------------------------------------------------
Pre-tax net income for the first nine months of 1996 was $3,858,263 compared to $3,676,368 during the same period of 1995, representing a 4.95% increase.

Interest income was $14,711,471, an increase of 2.61%. The loan return rate decreased twelve (12) basis points to 8.86% and the securities return rate decreased ten (10) basis points to 6.02%. As a result, the return rate on total average earning assets decreased eleven (11) basis points to 7.67%. Average earning asset volume rose $10,048,653, a 4.09% increase.

Interest expense was $6,258,894, an increase of 2.21%. The cost rate on average interest bearing liabilities was 4.19%, a six (6) basis point decrease from a year ago. Average interest bearing deposit volume rose $6,873,448, an increase of 3.58%.

Net interest income increased 2.91% to $8,452,577, and represented 4.21% of average total assets compared to 4.27% during the first nine months of 1995.

The average reserve for loan losses declined .33% to $2,085,885. By comparison, total average loans grew 4.31% during the same period. The 1996 first nine months provision for loan losses was $75,000, compared to $75,000 for the first nine months of 1995.

Net interest income after the application of the provision for possible loan losses grew 2.94% to $8,377,577 representing a 4.17% return on total average assets compared to 4.23% for the first nine months of 1995.

Non-interest income increased 13.08% to $943,173. Service charges on deposit accounts grew 2.92% to $372,637. Other service charges and fees rose 1.41%, reaching $231,069. Other income increased 29.21% to $285,227 due mostly to increased activity of the credit card merchant program. Securities gains of $577 were realized on called investments and bonds sold. Asset management and trust fees totaled $53,663.

Non-interest expense was $5,462,487, an increase of 3.14%, or $166,471, while total average assets grew 4.36%. Personnel costs rose 2.45%, a $71,219 increase. Net occupancy expense rose 4.41%, or $14,953. Furniture and equipment expense grew 27.90%, representing a cost increase of $86,695. This was mainly attributed to the opening of our new office in Murrysville. FDIC insurance expense fell 99.35%, a $227,765 decrease. This was due to the assessment adjustment made by the FDIC during the second half of 1995 when the bank insurance fund reached its congressionally mandated reserve target. The impact of this has reduced our assessment to $2,000 annually. Pennsylvania shares tax expense was $187,578, an increase of 8.61%. Other expense rose 15.40%, an increase of $206,502.

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
First Nine Months of 1996 as compared to the First Nine Months of 1995 (cont)
-----------------------------------------------------------------------------
Federal income tax on total first nine months earnings was $975,000 compared to $929,700 a year ago. Net income after taxes rose 4.97% to $2,883,263, an increase of $136,595. The annualized return on average assets was 1.43% for the first nine months of 1996 compared to 1.43% for the nine months ended September 30, 1995. The annualized return on average equity through September 30, 1996 was 11.38% and had been 11.87% through the first nine months of 1995.

Three Months Ended Sept 30, 1996 as Compared to the Three Months Ended Sept 1995
--------------------------------------------------------------------------------
Pre-tax net income for the third quarter of 1996 declined 4.38% and was $1,261,621 compared to $1,319,452 during the same period of 1995.

Interest income was $4,919,409, an increase of 1.17%. The loan return rate decreased thirty-seven (37) basis points to 8.66%, the securities return rate decreased eleven (11) basis points to 6.04% and the return rate on total average earning assets decreased twenty-three (23) basis points to 7.59%. Volume growth in total average earning assets was $10,517,806.

Interest expense was $2,126,999, a decrease of .90%. The volume increase on average interest bearing liabilities was $8,741,998. Cost rate decline to 4.20%, a twenty-three (23) basis point decrease from a year ago.

The average reserve for loan losses declined .25% to $2,090,656, while total average loans grew 6.23%. The 1996 third quarter provision for loan losses was $30,000, compared to $15,000 for the third quarter of 1995, a 100% increase.

Net interest income after the application of the provision for possible loan losses grew 2.27% to $2,762,410 representing a 4.06% return on total average assets compared to 4.15% for the third quarter of 1995.

Non-interest income increased 6.99%, or $19,854, to $303,758. Service charges on deposit accounts increased 11.01% to $130,727. Other service charges and fees declined 15.89% to $57,412. Other income increased 9.93% to $93,762. Asset management and trust fees totaled $21,857.

Non-interest expense grew 8.35%, a $139,065 increase, compared to total average asset growth of 4.54%. Personnel costs fell .82%, a $7,706 decrease. Net occupancy expense rose 11.61% a $12,789 increase. Furniture and equipment expense rose 25.54%, a $27,307 increase. FDIC insurance expense rose 103.38%, a $15,313 increase. This was due to the refund made by the FDIC in the third quarter of 1995 when the bank insurance fund reached its congressionally mandated reserve target. Pennsylvania shares tax expense was 67,578, an increase of 9.51%. Other expense rose 18.58%, a $85,495 increase.

Federal income tax on total third quarter earnings was $318,000 compared to $334,300 a year ago. Net income after taxes fell 4.22% to $943,621. The annualized return on average assets was 1.39% for the three months ended September 1996 compared to 1.51% for the third quarter of 1995. The annualized return on average equity for the third quarter of 1996 was 11.01% compared to 12.43% for the third quarter of 1995.

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $39,874,124 on September 30, 1996.

During the first nine months of 1996, average deposits increased $6,395,834 over the same period in 1995. Investments maturing within one year were 6.02% of total assets on September 30, 1996 and 7.46% on September 30, 1995.

Average loans grew by $6,136,134 and the average securities portfolio, including federal funds sold, increased $3,912,519.


INTEREST SENSITIVITY
--------------------
Interest rate management seeks to maintain a balance between consistent income growth and the risk that is created by variations in ability to reprice deposit and investment categories. The effort to determine the effect of potential interest rate changes normally involves measuring the so called "gap" between assets (loans and securities) subject to rate fluctuation and liabilities (interest bearing deposits) subject to rate fluctuation as related to earning assets over different time periods and calculating the ratio of interest sensitive assets to interest sensitive liabilities.

Repricing periods for the loans, securities, interest bearing deposits, non-interest bearing assets and non-interest bearing liabilities are based on contractual maturities, were applicable, as well as the corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal and therefore are presented as beginning to reprice in the earliest period presented in the "gap" table.

INTEREST SENSITIVITY (In thousands)
-----------------------------------
The following table presents this information as of Sept 30, 1996 and December 31, 1995:

                                                September 30, 1996
                       0-30  DAYS 31-90 DAYS 91-180 DAYS 181-365 DAYS 1 - 5 YEARS OVER 5 YRS
Interest sensitive
  assets               $  42,302   $  5,779   $    9,210  $  24,767    $ 117,298   $ 59,582
Interest sensitive
  liabilities          $  10,107   $ 18,304   $   25,633  $  32,573    $ 115,790   $    684
Interest sensitivity   ---------------------------------------------------------------------
  gap                  $  32,195   $(12,525)  $  (16,423) $  (7,806)   $   1,508   $ 58,898
                       =====================================================================
Cumulative gap                     $ 19,670   $    3,247  $  (4,559)   $  (3,051)  $ 55,847
Ratio of cumulative gap            =========================================================
  to earning assets                   7.58%        1.25%     (1.76%)      (1.18%)    21.51%
                                   =========================================================




                                                December 31, 1995
                       0-30  DAYS 31-90 DAYS 91-180 DAYS 181-365 DAYS 1 - 5 YEARS OVER 5 YRS
Interest sensitive
  assets               $  42,312   $  5,474   $    7,934  $  19,533    $ 109,224   $ 68,355
Interest sensitive
  liabilities          $  11,295   $ 18,446   $   22,607  $  30,069    $ 111,589   $    675
Interest sensitivity   ---------------------------------------------------------------------
  gap                  $  31,017   $(12,972)  $  (14,673) $ (10,536)   $  (2,365)  $ 67,680
                       =====================================================================
Cumulative gap                     $ 18,045   $    3,372  $  (7,164)   $  (9,529)  $ 58,151
Ratio of cumulative gap            =========================================================
  to earning assets                   7.14%        1.33%     (2.83%)      (3.77%)    23.00%
                                   ==========================================================

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of September 30, 1996 with that of September 30, 1995. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of September 30, 1996 the corporation had $272,919 in other real estate owned and no in substance foreclosures. Expense on other real estate owned was $1,296.

                                                            At Sept 30,
                                                        1996           1995
Non-performing loans:
  Loans on non-accrual basis                   $      23,172  $     571,911
  Past due loans                                      48,063         45,531
                                               -------------  -------------
          Total non-performing loans           $      71,235  $     617,442
                                               =============  =============
  Other real estate owned                      $     272,919  $           0

          Total non-performing assets          $     344,154  $     583,970
                                               =============  =============
Loans outstanding at end of period             $ 155,866,324  $ 144,106,646
Average loans outstanding (year-to-date)       $ 148,595,845  $ 142,459,711
Non-performing loans as percent of total
  loans                                                  .22%           .43%
Provision for possible loan losses             $      75,000  $      75,000
Net charge-offs                                $      75,043  $      54,789
Net charge-offs as percent of average
  loans                                                  .05%           .04%
Provision for possible loan losses as
  percent of net charge-offs                           99.94%        136.89%
Reserve for possible loan losses as
  percent of average loans outstanding                  1.40%          1.47%

CAPITAL RESOURCES
-----------------
Shareholders' equity for the first nine months of 1996 averaged $33,780,860 which represented an increase of $2,925,138 over the average capital of $30,855,722 recorded in the same period of 1995. These capital levels represented a capital ratio of 12.61% in 1996 and 12.02% in 1995. When the loan loss reserve is included, the 1996 capital ratio becomes 13.39%.

The Federal Reserve Board has issued risk-based capital adequacy guidelines which went into effect in stages through 1992. The risk-based capital standard is designed principally as a measure of credit risk. These guidelines require that:(1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 1996, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 22.19% and 23.44% respectively. The leverage ratio was 12.77%.

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at September 30,
1996
(Dollar amounts in thousands)
                                                                    Percent
                                                                  of Adjusted
                                                    Amount           Assets
Tier I Capital                                    $ 34,792            22.19
Risk-Based Requirement                               6,271             4.00

Total Capital                                     $ 36,753            23.44
Risk-Based Requirement                              12,542             8.00

-------------------------------------------------------------------------------

Minimum Leverage Capital                          $ 34,792            12.77
Minimum Leverage Requirement                        10,895             4.00


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------
             Not applicable.

ITEM 2. CHANGES IN SECURITIES
        ---------------------
             Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
             Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
             Not applicable

ITEM 5. OTHER INFORMATION
        -----------------
             Not applicable

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



                                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                     (Registrant)






Dated: November 1, 1996                /s/ Louis A. Steiner
                                       Louis A. Steiner
                                       Chairman of the Board




Dated: November 1, 1996                /s/ Sandra L. Neiderhiser
                                       Sandra L. Neiderhiser
                                       Secretary/Treasurer

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
     Trust Division
     19 North Main Street

Drive-up Facility
  Latrobe
   Lincoln Road at
   Josephine Street *                  (412) 537-9927

Murrysville
   4785 Old William Penn Highway *     (412) 733-4888

* Automatic Teller Facilities

Automatic Teller Facilities also located at Latrobe Area Hospital, Westmoreland County Airport, and Saint Vincent College