Form 10-K
period 1996-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1997-03-27
CIK 866054

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

Commission file number 0-18676

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)
    PENNSYLVANIA                              25-1623213
(State or other jurisdiction       (I.R.S.  Employer Identification No.)
 of incorporation or organization)

900  LIGONIER STREET, LATROBE, PA                     15650

(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (412)539-3501

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      NONE

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS

COMMON STOCK, $2 PAR VALUE

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of common stock held by
non-affiliates of registrant based on closing sale price
based on the NASDAQ National Market System on March 7, 1997.       $66,375,000

Number of shares of common stock outstanding at March 7, 1997.       1,800,000

              DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II, and IV of this report. Portions of the definitive Proxy Statement related to the annual meeting of shareholders to be held April 16, 1997 are incorporated by reference into Part III.

           Commercial National Financial Corporation

                           Form 10-K

                             INDEX

Part I
                                                                  PAGE

ITEM 1.   Business
          Description of business................................   3
          Competition............................................   4
          Supervision and regulation.............................   4
          Effects of Governmental Policies.......................   4
          Consolidated Financial and Statistical Profile.........   5

ITEM 2.   Properties.............................................   9

ITEM 3.   Legal Proceedings......................................   9

ITEM 4.   Submission of Matters to a Vote of Security Holders....   9
          Executive Officers of the Registrant...................  10

PART II

ITEM 5.  Market for Registrant's Common Stock and Related
         Security Holder Matters.................................  11
ITEM 6.  Selected Financial Data.................................  11
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................  11
ITEM 8.  Financial Statements and Supplementary Data.............  11
ITEM 9.  Disagreements on Accounting and Financial Disclosures...  11

PART III

ITEM 10. Directors and Executive Officers of the Registrant......  12
ITEM 11. Executive Compensation..................................  12
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management..............................................  12
ITEM 13. Certain Relationships and Related Transactions..........  12

PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.............................................. 13

Part I

Item 1.  BUSINESS

Description of Business
-----------------------
The   Commercial   National   Financial   Corporation   (the
"corporation") was incorporated under the laws of the Commonwealth of Pennsylvania on July 1, 1990 and is registered as a bank holding company under the Bank Holding Company Act of 1956 as amended. The corporation is owner of 100% of the outstanding shares of common stock of Commercial National Bank of Westmoreland County. This subsidiary bank and its predecessor have been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, two(2) in Unity Township and one (1) each in Ligonier, West Newton, Greensburg, Murrysville and Hempfield Township. The Murrysville
office   began   operations  in  July  of    1996.  An   asset
management/trust  department  was  established  in  1994  and  is located in the building that houses the Greensburg banking office. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building which houses the downtown Latrobe banking office is the location of the corporation's and the bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system. In January of 1996, the bank signed an agreement to purchase the Plaza Hotel which is located next to the bank's corporate headquarters. The purchase was made to secure space for current and future expansion of office space as the bank is presently utilizing all its available space to maximum capacity. Extensive renovations to the building are expected to begin in 1997. Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with twenty-four-hour-a-day automatic teller machines and one (1) additional ATM unit each is located on the campus of Saint Vincent College in Unity Township, the terminal of the
Westmoreland County Airport in Unity Township and in the reception lobby of the Latrobe Area Hospital in Latrobe. A separate freestanding drive-up teller staffed banking facility is attached to our Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

The corporation's business activities are limited to holding the stock of its subsidiary bank and the remaining discussion pertains to the activities of that bank.

The subsidiary bank offers the full range of banking services normally associated with the general commercial banking business. Services include extending credit, providing deposit services, marketing non-deposit investments and offering financial counseling. The ATM system described earlier is a part of the MAC and Cirrus networks which permits the bank's customers access to an extensive regional and national network. Earlier this year, the bank implemented a comprehensive electronic home-banking system. This product known as the Maxcess (at this point, there appears a service mark) Account, provides our customers with the option of paying bills through personal computer, screenphone, touchtone phone and even rotary phone.

[FN]
MAXCESS is a service mark of Commercial National Bank of Westmoreland County

Competition
-----------
Throughout the subsidiary bank's service area, substantial competition exists both for deposit and loan products. The competitors range from branches of major Cleveland Ohio, Indiana, Pittsburgh and Johnstown Pennsylvania based banks, several
independent  banks headquartered  in   Westmoreland   County,  a
variety of thrift institutions and a number of credit unions. Even though some portions of the thrift industry have experienced fairly extensive restructuring, the level of competitive activity in our service area remains strong. Competition for certificates of deposit and money market deposits remains vigorous with the representatives of insurance companies and securities brokers
soliciting  customers   in   our  market  area.   In  addition,
out-of-area institutions including retailers continue to solicit business for credit cards, residential mortgages and automobile financing.


Supervision and Regulation
--------------------------
As a result of the establishment of the holding company format, the holding company and the subsidiary bank are subject to the supervision of the following regulatory bodies: The Federal Reserve Board, the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Commonwealth of Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors. Because the corporation and the bank confine their activities within a single county, changes to intra and inter-state banking regulations have had little impact inasmuch as the competitive situation described earlier can not be altered significantly nor is the corporation likely to take advantage of the broader branching or merger options now available. The Federal Reserve Board monitors holding company activity while the Office of the Comptroller of the Currency is the corporation's primary banking regulator. No restrictions or actions are currently pending against the corporation or the bank.

Effects of Governmental Policies
--------------------------------
In addition to the regulatory requirements, the corporation and its subsidiary bank are affected by the national economy and the influence on that economy exerted by governmental bodies through monetary and fiscal policies and their efforts to implement such policies. In particular, the impact of the open market operations on interest rates, the establishment of reserve requirements and the setting of the discount rate will continue to affect business volumes and earnings. The exact nature or the full extent of this impact is almost impossible to predict; however, management continues to monitor these activities on a regular basis and seeks to modify its policies and procedures accordingly.

         CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations in the annual report to shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

Securities Portfolio
--------------------
The following table presents the composition of the securities portfolio at year end for the years indicated:

                                              Amortized Cost at December 31
                                            1996          1995           1994
                                            ----          ----           ----
U. S. Treasury securities and other
 U. S. Government agencies and
 corporations                         $73,477,520    $77,094,930    $72,825,002
Obligations of states and political
 subdivisions                          27,928,975     24,996,402     23,652,973
Other securities                          933,200        944,700        956,100
                                       ----------     ----------     ----------
 Total                               $102,339,695   $103,036,032    $97,434,075
                                     ============   ============    ===========

Loans
-----
   Final loan maturities excluding consumer installment and mortgage loans and before unearned discount at December 31, 1996:
(in thousands)

                                         Within  One-Five     After
                                        One Year   Years    Five Years    Total
                                        --------   ------   ----------    -----
Commercial and Industrial               $ 1,905   $   20      $  -      $ 1,925
Real estate-construction                  8,862    7,368         728     16,958
Other                                     6,365*   1,138       7,582    $15,085
                                        -------   ------      ------    -------
 Totals                                 $17,132   $8,526      $8,310    $33,968
                                        =======   ======      ======    =======

Loans at fixed interest rates                     $4,091      $1,048    $ 5,139
Loans  at variable interest rates                  4,435       7,262     11,697
                                                  ------      ------    -------
                                                  $8,526      $8,310    $16,836
                                                  ======      ======    =======

*Includes $2.8 million PHEAA loans with no fixed maturity date.

Non-performing Loans
--------------------
The following table details, for each of the most recent five years, the year end amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

Dec. 31, 1996
   Loans on non-accrual basis       $   23,172
   Loans past due 90 days or more      100,293
   Renegotiated loans                1,024,550
                                    ----------
   Total                            $1,148,015
                                    ==========
Dec. 31, 1995
   Loans on non-accrual basis       $  569,564
   Loans past due 90 days or more       89,824
   Renegotiated loans                  466,217
                                    ----------
   Total                            $1,125,605
                                    ==========
Dec. 31, 1994
   Loans on non-accrual basis       $  662,111
   Loans past due 90 days or more      395,654
   Renegotiated loans                  158,057
                                    ----------
   Total                            $1,215,822
                                    ==========
Dec. 31, 1993
   Loans on non-accrual basis       $  211,526
   Loans past due 90 days or more       65,485
   Renegotiated loans                  166,784
                                    ----------
   Total                            $  443,795
                                    ==========
Dec. 31, 1992
   Loans on non-accrual basis       $  130,540
   Loans past due 90 days or more      168,088
   Renegotiated loans                     -
                                    ----------
   Total                            $  298,628
                                    ==========
At present no other loans which are outstanding present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 1996 the corporation had $272,919 other real estate owned and no in substance foreclosures. Expense on other real estate owned was $1,800.

Effect of non-accrual loans on interest income during 1996 is as follows:

                                             Non-accrual
                                                Loans
                                               -------
Gross amount of interest that would have
   been recorded at original rates            $ 12,732
Less: Interest that was reflected in income        322
                                              --------
Net reduction to interest income              $ 12,410
                                              ========

Summary of Loan Loss Experience
-------------------------------
The table below provides an analysis of the reserve for possible loan losses for the five years ended December 31, 1996:

                                                                       December 31,
                                               1996          1995          1994          1993          1992

Loans outstanding at beginning of year    $144,288,002  $139,066,657  $125,575,221  $116,792,991  $112,718,036
                                          ============  ============  ============  ============  ============
Average loans outstanding                 $151,056,637  $142,697,066  $130,041,170  $123,225,194  $115,914,839
Reserve for possible loan losses:         ============  ============  ============  ============  ============
Balance, beginning of year                $  2,081,700  $  2,077,553  $  1,968,014  $  1,740,713  $  1,360,013
                                          ------------  ------------  ------------  ------------  ------------
Loans charged off:
Commercial, industrial & other                    -             -             -             -           15,465
Installment and charge card                    170,719        97,089        46,873        50,794       102,612
Real estate                                      3,233          -           40,009        92,771        37,750
                                               -------        ------        ------       -------       -------
   Total loans charged off                     173,952        97,089        86,882       143,565       155,827
                                               -------        ------        ------       -------       -------
Recoveries:
Commercial, industrial & other                    -             -             -             -            3,871
Installment and charge card                     23,070        10,884         7,637        10,866        22,356
Real estate                                       -              352         8,784          -              300
                                               -------        ------        ------       -------       -------
   Total recoveries                             23,070        11,236        16,421        10,866        26,527
                                               -------        ------        ------       -------       -------
  Net loans charged off                        150,882        85,853        70,461       132,699       129,300
Provision charged to expense                   105,000        90,000       180,000       360,000       510,000
                                               -------        ------       -------       -------       -------
Balance, end of year                      $  2,035,818   $ 2,081,700   $ 2,077,553   $ 1,968,014   $ 1,740,713
                                          ============   ===========   ===========   ===========   ===========
Ratios:
Net charge-offs as a percentage
of average loans outstanding                       .10%          .06%          .05%          .11%          .11%

Reserve for possible loan losses
as a percentage of average loans
outstanding                                       1.35          1.46          1.60          1.60          1.50


Management review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a monthly basis and is considered in conjunction with current economic conditions and the current requirements of the appropriate regulatory agencies.

As a result of this on-going study, management believes that the reserve amount shown for December 31, 1996 is adequate to  offset
the   expense   which   may  exist   as   a   result   of   under
collateralization or uncollectibility.

Deposits
--------
The following table presents average deposits by type and the average interest rates paid as of 1996, 1995 and 1994:

                                                         December 31,
                                       1996                  1995                  1994
                                 Average   Average    Average    Average    Average    Average
                                 Balance  Rate Paid   Balance   Rate Paid   Balance   Rate Paid
Non-interest bearing demand   $ 32,920,490   -  %  $ 32,128,560    -  %  $ 29,989,014    -  %
Interest bearing demand         18,110,581  1.95     17,116,367   2.20     17,312,928   2.27
Money market                    39,754,528  3.79     40,662,832   3.85     48,954,853   3.19
Savings                         44,744,695  3.03     42,721,554   3.05     45,420,259   2.95
Time                            97,004,511  5.34     92,126,830   5.44     72,571,958   4.34
                              ------------          -----------           -----------

      Total                   $232,534,805  3.61%  $224,756,143   3.67%  $214,249,012   3.01%
                              ============         ============           ===========

Remaining maturities of certificates of deposit $100,000 or more:

                                                           December 31,
                                         1996                 1995               1994
                                    Amount   Percent     Amount   Percent   Amount    Percent
Remaining maturity:
3 months or less                 $ 7,136,310  28%     $ 5,614,025  26%   $ 3,478,232   20%
Over 3 through 6 months            2,830,951  11        1,313,545   6      1,355,154    8
Over 6 months through 12 months    2,047,722   8        1,628,908   8      2,031,593   11
Over 12 months                    13,319,276  53       12,453,765  60     10,815,691   61
                                  ----------  --       ----------  --     ----------   --

    Total                       $ 25,334,259 100%     $21,010,243 100%   $17,680,670  100%
                                  ==========           ==========         ==========


Item 2.  Properties
         ----------
All of the corporation's banking and support facilities are owned and free of liens and encumbrances with the exception of one (1) banking office and an adjacent drive-up facility, both of which are leased. All of the properties are used in their entirety for banking purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the corporation and the bank. During 1997, existing corporate offices will expand into new space on the third floor of the former Plaza Hotel property which is immediately adjacent to the bank's corporate headquarters. The first and second floors of the building will be finished at a later date as the demand for additional space becomes apparent.

Item 3.  Legal Proceedings
         -----------------
Other than proceedings which occur in the normal conduct of business, there are no legal proceedings to which either the corporation or the subsidiary bank is a party which will have any material effect on the financial position of the corporation and its subsidiary.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
 Not applicable.

              EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name                       Age     Present and Previous Positions
------------------------------------------------------------------
Louis A. Steiner            66     Chairman of the board and chief
                                   executive officer (1977 to present)


Louis T. Steiner            35     Vice chairman (December 1995 to
                                   present), vice president (January
                                   1994 to November 1995), assistant
                                   vice president (January 1993 to
                                   December 1993), and credit services
                                   manager (November 1989 to 1992)

Gregg E. Hunter             38     Vice chairman and chief financial
                                   officer (December 1995 to present),
                                   vice president and chief financial
                                   officer (January 1994 to November
                                   1995), assistant secretary/treasurer
                                   (January 1993 to November 1995),
                                   assistant vice president and
                                   controller (January 1993 to December
                                   1993), financial services officer
                                   (July 1991 to December 1992)

Edwin P. Cover              60     President and chief operating
                                   officer (October 1989 to present)


Sandra L. Neiderhiser       57     Secretary/treasurer and vice
                                   president corporate and financial
                                   services (January 1993 to present),
                                   assistant secretary/treasurer and
                                   assistant vice president (October
                                   1989 to December 1992)

Wendy S. Schmucker          28     Assistant vice president and
                                   managing corporate officer (December
                                   1996 to present), assistant
                                   secretary/treasurer and corporate
                                   and financial administrative officer
                                   (December 1995 to November 1996),
                                   corporate administrator (January 1995
                                   to November 1995) and administrative
                                   assistant (February 1992 to December 1994)


Part II


Item  5.    Market for Registrant's Common Stock and Related Security
            Holder Matters
            ------------------------------------------------------------
           Information   appearing  in  the  annual   report   to
      shareholders  for the fiscal year ended December  31,  1996 on  page 20 is incorporated herein by reference in response
      to  this  item.   As  of  March  7,  1997  there  were  525
      shareholders of record of the registrant's common stock.


Item 6.     Selected Financial Data
            -----------------------
           Information   appearing  in  the  annual   report   to
      shareholders  for the fiscal year ended December  31,  1996 on page 21 is incorporated herein by reference in response to this item.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
            -----------------------------------------------------------
           Information   appearing  in  the  annual   report   to
      shareholders  for the fiscal year ended December  31,  1996 on page 22 is incorporated herein by reference in response to this item.


Item  8.   Financial Statements and Supplementary Data
           -------------------------------------------
          The following information appearing in the annual report to shareholders for the fiscal year ended December
      31, 1996 is incorporated herein by reference in response to this item.

                                                                    Annual
                                                                    Report
                                                                     Page
                                                                    ------
Report of Independent Certified Public Accountants...................  19
Financial Statements:
   Consolidated Balance Sheets as of December 31, 1996 and 1995......   6
   Consolidated Statements of Income for the Years Ended
   December 31, 1996, 1995, and 1994.................................   7
   Consolidated Statements of Changes in Shareholders' Equity for
   the Years Ended December 31, 1996, 1995 and 1994..................   8
   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994..................................   9
   Notes to Consolidated Financial Statements........................  10
   Quarterly Summary of Financial Data (Unaudited)...................  20


Item 9.   Disagreements on Accounting and Financial Disclosure
          ----------------------------------------------------
          None.

Part III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

      Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 15, 1997 on page 5 and 6 and from part I of this report on 10-K is incorporated herein by reference in response to this item.

      Based on a review of the applicable forms, there was no director,officer or beneficial owner of more than 10 percent of common stock who failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the most recent fiscal year or prior years.


Item 11.  Executive Compensation
          ----------------------
      Information  appearing  in the definitive  proxy  statement
      related  to      the annual meeting of shareholders  to  be
      held  April  16,  1997 on   page       11  is  incorporated
      herein by reference in response to this item.


Item  12.  Security  Ownership of Certain Beneficial  Owners  and
           Management
           ------------------------------------------------------
      Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 15, 1997 on page 8 is incorporated herein by reference in response to this item.


Item  13.  Certain Relationships and Related Transactions
           ----------------------------------------------
      Information  appearing  in the definitive  proxy  statement related  to  the annual meeting of shareholders to  be held
      April  15,  1997 on   page  14  is  incorporated  herein by
      reference to this item.

Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K
          -------------------------------------------------------
(a)(1)     Financial statements

           All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

   (2) Financial statement schedules are omitted as they are not applicable.

                                                     Page Number or
  (3) Exhibit                                        Incorporated by
      Number        Description                      Reference to
      -------       -----------                      ---------------
       3.1          Articles of Incorporation        Exhibit C to Form S-4
                                                     Registration Statement
                                                     filed April 9, 1990

       3.2          By-laws of Registrant            Exhibit D to Form S-4
                                                     Registration Statement
                                                     filed April 9, 1990

       3.3          Amendment to Articles of         Exhibit A to definitive
                    Incorporation                    Proxy Statement filed
                                                     for the special meeting
                                                     of shareholders held
                                                     September 18, 1990

      13            Annual Report to Shareholders
                    for the Fiscal Year Ended
                    December 31, 1996

      21            Subsidiary of the Registrant

      22 Commercial National Financial Corporation 1997 Annual Proxy Statement to Shareholders

      27            Financial Data Schedule

     (b)   Report on Form 8-K

                     None

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                    (Registrant)



                    By   /s/ Louis A. Steiner
                         ---------------------------------------
                         Louis A. Steiner, Chairman of the Board


       March 21, 1997

                EXHIBIT INDEX TABLE OF CONTENTS


Exhibit
Number                        Description
-------                       ------------
 21                           Subsidiary of  the  Registrant

Exhibit  21   -   Subsidiary of Commercial National Financial Corporation
                  -------------------------------------------------------
                                                         Percent Ownership
                                                           By Registrant
                                                         -----------------
Commercial National Bank of Westmoreland County                100%
900 Ligonier Street
Latrobe, PA  15650
Nationally Chartered Bank

      Pursuant  to  the  requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY                                             DATE
----------------------                                          ----------
/s/ Louis A. Steiner                                          MARCH 18, 1997
--------------------
Louis A. Steiner, Chairman of the Board and Director

/s/ Louis T. Steiner                                          MARCH 18, 1997
--------------------
Louis T. Steiner, Vice Chairman of the Board and Director

/s/ Gregg E. Hunter                                           MARCH 18, 1997
-------------------
Gregg E. Hunter, Vice Chairman of the Board and Director

/s/ Edwin P. Cover                                            MARCH 18, 1997
------------------
Edwin P. Cover, President and Director

/s/ Sandra L. Neiderhiser                                     MARCH 18, 1997
-------------------------
Sandra L. Neiderhiser, Secretary/Treasurer

/s/ James A. Charley                                          MARCH 18, 1997
--------------------
James A. Charley, Director

/s/ William M. Charley                                        MARCH 18, 1997
----------------------
William M. Charley, Director

/s/ George A. Conti, Jr.                                      MARCH 18, 1997
------------------------
George A. Conti, Jr., Director

/s/ Richmond H. Ferguson                                      MARCH 18, 1997
------------------------
Richmond H. Ferguson, Director

/s/ Dorothy S. Hunter                                         MARCH 18, 1997
---------------------
Dorothy S. Hunter, Director

/s/ Frank E. Jobe                                             MARCH 18, 1997
------------------
Frank E. Jobe, Director

/s/ Roy M. Landers                                            MARCH 18, 1997
------------------
Roy M. Landers, Director

/s/ John C. McClatchey                                        MARCH 18, 1997
----------------------
John C. McClatchey, Director

/s/ Joseph A. Mosso                                           MARCH 18, 1997
-------------------
Joseph A. Mosso, Director

/s/ William W. Washnock                                       MARCH 18, 1997
-----------------------
William W. Washnock, Director

/s/ C. Edward Wible                                           MARCH 18, 1997
-------------------
C. Edward Wible, Director

(The following caption appears at the bottom of the page about three-quarters of the way down.)




The corporation will provide without charge to any shareholder  a copy  of  its 1996 annual report on form 10-K as required  to  be
filed  with  the  Securities and Exchange  Commission.   Requests
should be made in writing to:


COMMERCIAL NATIONAL FINANCIAL CORPORATION
STOCK TRANSFER DEPARTMENT
P.O. BOX 429
LATROBE, PA  15650