Form 10-Q
period 1997-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1997-05-07
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended MARCH 31, 1997


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



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



  CLASS                            OUTSTANDING AT APRIL 30, 1997


Common Stock, $2 Par Value              1,800,000 Shares

                              INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          Included in Part I of this report:
                                                            Page
          Commercial National Financial Corporation
            Consolidated Balance Sheets                      3
            Consolidated Statements of Income                4
            Consolidated Statements of Changes in
               Shareholders' Equity                          5
            Consolidated Statements of Cash Flows            6

            Notes to Consolidated Financial Statements       7



ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       8



                     PART II - OTHER INFORMATION


Other Information                                           14

Signatures                                                  15

                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                               March 31      December 31
                                                 1997            1996
ASSETS
  Cash and due from banks                   $  8,638,176    $  8,839,707
  Interest bearing deposits with
     other banks                                 129,045         153,667
                                                 -------         -------
       Total cash and due from banks           8,767,221       8,993,374

  Federal funds sold                                -               -
  Investment securities available for sale    40,657,669      37,816,171
  Investment securities held to maturity
  (Market value $67,523,466 in 1997 and
  $65,571,756 in 1996)                        67,180,870      64,539,801

  Loans (all domestic)                       162,412,228     160,048,235
  Less unearned income                          (132,580)       (112,712)
  Less reserve for possible loan losses       (2,018,212)     (2,035,818)
                                             ------------    ------------
       Net loans                             160,261,436     157,899,705

  Premises and equipment                       4,822,451       4,802,465
  Other assets                                 4,369,936       4,059,008
                                            ------------    ------------
     Total Assets                           $286,059,583    $278,110,524
                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits (all domestic):
   Non-interest bearing                     $ 35,104,085    $ 33,972,163
   Interest bearing                          210,720,684     204,835,908
                                            ------------    ------------
       Total deposits                        245,824,769     238,808,071

  Short-term borrowings                        2,500,000       1,400,000
  Other liabilities                            1,910,846       2,514,199
                                            ------------    ------------
       Total Liabilities                     250,235,615     242,722,270
                                            ------------    ------------
  Shareholders' equity:
   Common stock, par value $2
   1,800,000 shares authorized, issued
   and outstanding                             3,600,000       3,600,000

  Retained earnings                           32,380,618      31,777,511

  Unrealized gain/(loss) on investment securities
   available for sale net of taxes              (156,650)         10,743
                                            ------------    ------------
     Total Shareholders' Equity               35,823,968      35,388,254
                                            ------------    ------------
       Total Liabilities and
       Shareholders' Equity                 $286,059,583    $278,110,524
                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENT OF INCOME
                                                 March 31      March 31
                                                   1997          1996
INTEREST INCOME:
Interest and fees on loans                      $3,563,367    $3,281,582
Interest and dividends on investments:
   Taxable interest                              1,188,984     1,228,687
   Interest exempt from federal
     income tax                                    372,765       339,103
   Interest on federal funds sold                   14,766        46,710
   Interest on bank deposits                         2,125         1,257
                                                ----------    ----------
     Total interest income                       5,142,007     4,897,339

INTEREST EXPENSE
Interest on deposits                             2,195,868     2,085,429
Interest on short-term borrowings                   27,350         2,734
                                                ----------    ----------
     Total interest expense                      2,223,218     2,088,163
                                                ----------    ----------
NET INTEREST INCOME                              2,918,789     2,809,176
Provision for possible loan losses                  45,000        15,000
                                                ----------    ----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                        2,873,789     2,794,176
                                                ----------    ----------
OTHER INCOME
Asset management and trust income                   25,922         9,512
Service charges on deposit accounts                135,373       120,115
Other service charges and fees                     102,411        99,761
Net Securities gains                                  -            1,750
Other income                                        78,594        91,961
                                                ----------    ----------
     Total other income                            342,300       323,099
                                                ----------    ----------
OTHER EXPENSES
Salaries and employee benefits                   1,182,498     1,065,351
Net occupancy expense                              142,471       121,993
Furniture and equipment expense                    159,236       151,642
Pennsylvania shares tax                             67,419        60,000
Other expense                                      489,358       463,557
                                                ----------    ----------
     Total other expenses                        2,040,982     1,862,543
                                                ----------    ----------
INCOME BEFORE TAXES                              1,175,107     1,254,732
Applicable income taxes                            284,000       322,000
                                                ----------    ----------
NET INCOME                                      $  891,107    $  932,732
                                                ==========    ==========
Average Shares Outstanding                       1,800,000     1,800,000
                                                ==========    ==========
EARNINGS PER SHARE                              $      .50    $      .52
                                                ==========    ==========
CASH DIVIDENDS DECLARED PER SHARE               $      .16    $      .14
                                                ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             Unrealized
                                                                             Gain/(Loss)
                                                           Additional        On Investment            Total
                                  Common      Paid-in       Retained           Securities           Shareholders'
                                   Stock      Capital       Earnings       Available for Sale         Equity
Balance at December 31, 1995   $3,600,000    $    -      $29,143,045            $ 293,425          $33,036,470

   Net income                        -            -          932,732                 -                 932,732

   Cash dividends declared
   ($.14 per share)                  -            -         (258,000)                -                (258,000)

Net change in unrealized
gain/(loss) on investment
securities AFS net of taxes          -            -             -                (229,264)            (229,264)
                               --------------------------------------------------------------------------------
Balance at March 31, 1996      $3,600,000    $    -      $29,817,777           $   64,161          $33,481,938
                               ================================================================================


Balance at December 31, 1996   $3,600,000    $    -      $31,777,511           $   10,743          $35,388,254

   Net income                        -            -          891,107                 -                 891,107

   Cash dividends declared
   ($.16 per share)                  -            -         (288,000)                -                (288,000)

Net change in unrealized
gain/(loss) on investment
securities AFS net of taxes          -            -             -                (167,393)            (167,393)
                               --------------------------------------------------------------------------------
Balance at March 31, 1997      $3,600,000    $    -      $32,380,618           $ (156,650)         $35,823,968
                               ================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For Three Months
                                                       Ended March 31
                                                       1997           1996
OPERATING ACTIVITIES
 Net income                                        $  891,107       $ 932,732
 Adjustments to reconcile net income to net
     cash from operating activities:
 Depreciation and amortization                        156,717         136,461
 Provision for possible loan losses                    45,000          15,000
 Net accretion/(amortization) of securities
 and loan fees                                         30,682         (17,735)
 Increase in interest receivable                     (327,236)       (243,269)
 Decrease in interest payable                        (105,576)       (115,740)
 Increase in taxes payable                             72,975         131,090
 Decrease in other liabilities                       (497,777)       (455,559)
 Decrease in other assets                              29,566          40,209
 Net security gains                                      -             (1,750)
                                                    ----------      ----------
        Net cash provided by operating activities     295,458         421,439
                                                    ----------      ----------
INVESTING ACTIVITIES
 Net(increase)decrease in deposits
     with other banks                                  24,622         (15,428)
 Net decrease in fed funds sold                          -          5,425,000
 Purchase of securities AFS                        (7,106,069)     (4,141,562)
 Purchase of securities HTM                        (3,511,793)     (4,361,990)
 Maturities and calls of securities AFS             4,000,000       1,958,636
 Maturities and calls of securities HTM               860,000       3,214,060
 Net increase in loans                             (2,415,744)     (3,614,658)
 Purchase of premises and equipment                  (176,703)       (263,237)
                                                   -----------     -----------
      Net cash used in investing activities        (8,325,687)     (1,799,179)
                                                   -----------     -----------
FINANCING ACTIVITIES
 Net increase in deposits                           7,016,698         782,536
 Net increase in other short-term borrowings        1,100,000         100,000
 Dividends paid                                      (288,000)       (258,000)
                                                   -----------     -----------
      Net cash provided by financing activities     7,828,698         624,536
                                                   -----------     -----------
                                                     (201,531)       (753,204)

Cash and cash equivalents at beginning of year      8,839,707       7,550,942
                                                   -----------     -----------
Cash and cash equivalents at end of quarter      $  8,638,176    $  6,797,738
                                                   ===========     ===========
Supplemental disclosures of cash flow information:

 Cash paid during the year for:
      Interest                                   $  2,328,794    $  2,203,903
                                                   ===========     ===========
      Income Taxes                               $    200,000    $    297,000
                                                   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

             COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997

   Note 1    Management Representation
   ------    -------------------------
   The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1996, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and 1996, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1997 and 1996. The results of the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

   Note 2    Reserve for Possible Loan Losses
   ------    --------------------------------
             Description of changes:
                                                       1997         1996
             Reserve balance January 1             $2,035,818   $2,081,700

             Additions:
             Provision charged to operating expenses   45,000       15,000
             Recoveries on previously charged off
             loans                                     3,242       10,615

             Deductions:
             Loans charged off                        (65,848)     (27,803)
                                                    ----------   ----------
             Reserve balance March 31              $2,018,212   $2,079,512
                                                    ==========   ==========

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------
   First Three Months of 1997 as compared to the First Three Months of 1996
   ------------------------------------------------------------------------
   Pre-tax net income for the first three months of 1997 was $1,175,107 compared to $1,254,732 during the same period of 1996, representing a 6.35% decrease.

   Interest income was $5,142,007, an increase of 5.00%. The loan return rate decreased sixteen(16) basis points to 8.85% and the securities return rate decreased six(6) basis points to 5.95%. As a result, the return rate on total average earning assets decreased four(4) basis points to 7.70%. Average earning asset volume rose $14,121,197, a 5.58% increase.

   Interest expense was $2,223,218, an increase of 6.47%. The cost rate on average interest bearing liabilities was 4.23%, a two(2) basis point decrease from a year ago. Average interest bearing liabilities volume rose $13,735,751, an increase of 6.99%.

   Net interest income rose 3.90% to $2,918,789, and represented 4.17% of average total assets compared to 4.24% during the first three months of 1996.

   The average reserve for loan losses declined 2.21% to $2,034,257. By comparison, total average loans grew 10.65% during the same period. The 1997 first three months provision for loan losses was $45,000, compared to $15,000 for the first three months of 1996, a 200% increase.

   Net interest income after the application of the provision for possible loan losses grew 2.85% to $79,613, representing a 4.10% return on total average assets compared to 4.22% for the first three months of 1996.

   Non-interest income increased 5.94% to $342,300. Asset management and trust fees totaled $25,922. Service charges on deposit accounts rose 12.70% to $135,373. Other service charges and fees rose 2.66% reaching $102,411. Other income declined 14.54% to $78,594.

   Non-interest expense reached $2,040,982, an increase of 9.58%, or $178,439, while total average assets grew 5.73%. Personnel costs rose 11.00%, a $117,147 increase. Net occupancy expense rose 16.79%, or $20,478. Furniture and equipment expense rose 5.01%, representing a cost increase of $7,594. Pennsylvania shares tax expense was $67,419, an increase of 12.37%. Other expense rose 5.57%, an increase of $25,801.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS (continued)
   ---------------------------------
   First Three Months of 1997 as compared to the First Three Months of 1996 continued
   -----------------------------------------------------------------
   Federal income tax on total first three months earnings was $284,000 compared to $322,000 a year ago. Net income after taxes declined $41,625 to $891,107, a decrease of 4.46%. The annualized return on average assets was 1.27% for the first three months of 1997 compared to 1.41% for the three months ended March 31, 1996. The annualized return on average equity through March 31, 1997 was 10.01% and had been 11.18% through the first three months of 1996.





ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (Continued)

   RESULTS OF OPERATIONS (Continued)
   ---------------------------------
   LIQUIDITY
   ---------
   Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $40,895,018 with net unrealized losses of $237,349 on March 31, 1997.

   During the first three months of 1997, average deposits and short-
   term    borrowings   increased   $12,027,439   and    $1,708,312,
   respectively, over the same period in 1996. Investments maturing within one year were 6.53% of total assets on March 31, 1997 and 7.45% on March 31, 1996.

   Average loans grew by $15,509,266 and the average securities portfolio (including federal funds sold) decreased $288,172.


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

   Repricing  periods  for the loans, securities,  interest  bearing deposits, non-interest bearing assets and non-interest bearing liabilities are based on contractual maturities, were applicable, as well as the corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal without penalty and therefore are presented as beginning to reprice in the earliest period presented in the "gap" table.

ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (Continued)

   RESULTS OF OPERATIONS (Continued)
   ---------------------------------
   INTEREST SENSITIVITY (In thousands)
   -----------------------------------
   The following table presents this information as of March 31, 1997 and December 31, 1996:

                                                    March 31, 1997
                        0-30  DAYS  31-90 DAYS  91-180 DAYS  181-365 DAYS  1-5 YEARS    OVER 5 YRS
Interest sensitive
   assets              $  45,547    $  9,652     $  11,538     $  21,694    $ 119,156   $ 61,870
Interest sensitive
   liabilities         $  13,543    $  17,831    $  24,539     $  37,878    $ 121,299   $    365
Interest sensitivity   --------------------------------------------------------------------------
   gap                 $  32,004    $  (8,179)   $ (13,001)    $ (16,184)   $  (2,143)  $ 61,505
                       ==========================================================================
Cumulative gap                      $  23,825    $  10,824     $  (5,360)   $  (7,503)  $ 54,002
Ratio of cumulative gap             =============================================================
to earning assets                       8.82%        4.01%        (1.98%)      (2.78%)    19.99%
                                    =============================================================

                                                   December 31, 1996
                        0-30  DAYS  31-90 DAYS  91-180  DAYS 181-365 DAYS  1-5 YEARS    OVER 5 YRS
Interest sensitive
   assets              $  42,401    $   6,912    $  13,855     $  20,397    $ 117,481   $ 60,563
Interest sensitive
   liabilities         $  13,673    $  19,101    $  25,281     $  31,181    $ 116,367   $    633
Interest sensitivity   --------------------------------------------------------------------------
   gap                 $  28,728    $ (12,189)   $ (11,426)    $ (10,784)   $   1,114   $ 59,930
                       ==========================================================================
Cumulative gap                      $  16,539    $   5,113     $  (5,671)   $  (4,557)  $ 55,373
Ratio of cumulative gap             =============================================================
to earning assets                       6.29%        1.95%        (2.16%)      (1.74%)    21.09%
                                    =============================================================


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of March 31, 1997 with that of March 31, 1996. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of March 31, 1997 the corporation had $272,919 in other real estate owned and no in-substance foreclosures.

                                                    At March 31
                                              1997               1996
Non-performing Loans:
Loans on non-accrual basis                 $     23,172      $    373,788
Past due loans                                  170,468            20,058
Renegotiated loans                            1,002,802           403,506
                                              ---------         ---------
       Total Non-performing Loans          $  1,196,442      $    797,352
                                              =========         =========
Other real estate owned                         272,919              -

       Total non-performing assets         $  1,469,361      $    797,352
                                              =========         =========
Loans outstanding at end of period         $162,279,648      $147,905,657
Average loans outstanding (year-to-date)   $161,136,149      $145,626,883
Non-performing loans as percent of total
loans                                              .91%              .54%
Provision for possible loan losses         $     45,000      $     15,000

Net charge-offs as percent of average
loans                                              .04%              .01%
Provision for possible loan losses as
percent of net charge-offs                       71.88%            87.27%
Reserve for possible loan losses as
percent of average loans outstanding              1.25%             1.43%

CAPITAL RESOURCES
-----------------
Shareholders' equity for the first three months of 1997 averaged $35,625,753 which represented an increase of $2,250,375 over the average capital of $33,375,378 recorded in the same period of 1996. These capital levels
represented  a capital ratio of 12.71% in 1997 and 12.59% in  1996.   When
the loan loss reserve is included, the 1997 capital ratio becomes 13.44%.

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that:
(1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be
maintained.    As  of  March  31,  1997,  the  corporation,  under   these
guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 21.84% and 23.07% respectively. The leverage ratio was 12.84%.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)

The table below presents the corporation's capital position at March 31, 1997 (Dollar amounts in thousands)

                                                          Percent
                                                        of Adjusted
                                               Amount     Assets
Tier I Capital                              $ 35,981      21.84
Tier I Capital Requirement                     6,590       4.00

Total Equity Capital                        $ 37,989      23.07
Total Equity Capital Requirement              13,179       8.00

----------------------------------------------------------------------

Minimum Leverage Capital                    $ 35,981      12.84
Minimum Leverage Requirement                  11,211       4.00


                    PART II - OTHER INFORMATION


   ITEM 1.          LEGAL PROCEEDINGS

                    Not applicable.

   ITEM 2.          CHANGES IN SECURITIES

                    Not applicable.

   ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                    Not applicable.

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not Applicable

   ITEM 5.          OTHER INFORMATION

                    Not applicable

   ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

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



                                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                       (Registrant)






Dated:  May 5, 1997                         [S] Louis A. Steiner
                                            Louis A. Steiner
                                            Chairman of the Board




Dated:  May 5, 1997                         [S] Sandra L. Neiderhiser
                                            Sandra L. Neiderhiser
                                            Secretary/Treasurer

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (412) 539-3501


Banking Subsidiary:

Commercial National Bank of Westmoreland County

Banking Offices

Latrobe Area
  900 Ligonier Street            (412) 539-3501
  1900 Lincoln Avenue            (412) 537-9980
  11 Terry Way *                 (412) 539-9774

Pleasant Unity
  Church Street *                (412) 423-5222

Ligonier
  201 Main Street *              (412) 238-9538

West Newton
  109 East Main Street *         (412) 872-5100

Greensburg Area
  Georges Station Road *         (412) 836-7698
  19 North Main Street           (412) 836-7699

  Asset Management and           (412) 836-7670
  Trust Division
  19 North Main Street

Drive-up Facility
Latrobe
  Lincoln Road at
  Josephine Street *             (412) 537-9927

Murrysville
  4785 Old William Penn Highway* (412) 733-4888


* Automatic Teller Facilities

Automatic Teller Facilities also located at Latrobe Area Hospital, Westmoreland County Airport, and Saint Vincent College