Form 10-Q
period 1997-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1997-08-07
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 1997


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



        CLASS                            OUTSTANDING AT JULY  31, 1997

Common Stock, $2 Par Value               1,800,000 Shares

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:
                                                                  Page

           Commercial National Financial Corporation
             Consolidated Balance Sheets                           3
             Consolidated Statements of Income                     4
             Consolidated Statements of Changes in
               Shareholders' Equity                                5
             Consolidated Statements of Cash Flows                 6

             Notes to Consolidated Financial Statements            7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8



                  PART II - OTHER INFORMATION


Other Information                                                 14

Signatures                                                        16

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS
                                             June 30      December 31
                                               1997           1996
ASSETS
Cash and due from banks                  $  8,567,114   $  8,839,707
Interest bearing deposits with
    other banks                               103,796        153,667
                                            ---------      ---------
     Total cash and due from banks          8,670,910      8,993,374
                                            =========      =========
Federal funds sold                               -              -
Investment securities available for sale   42,582,262     37,816,171
Investment securities held to maturity
(Market value $68,021,006 in 1997 and
$65,571,756 in 1996)                       66,894,806     64,539,801

Loans (all domestic)                      168,864,052    160,048,235
Less unearned income                         (137,605)      (112,712)
Less reserve for possible loan losses      (1,917,911)    (2,035,818)
                                          ------------   ------------
     Net loans                            166,808,536    157,899,705

Premises and equipment                      4,924,294      4,802,465
Other assets                                3,945,910      4,059,008
                                          ------------   ------------
     Total Assets                        $293,826,718   $278,110,524
                                          ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (all domestic):
 Non-interest bearing                    $ 35,730,730   $ 33,972,163
 Interest bearing                         215,627,642    204,835,908
                                          ------------   ------------
     Total deposits                       251,358,372    238,808,071

Short-term borrowings                       3,600,000      1,400,000
Other liabilities                           2,201,198      2,514,199
                                          ------------   ------------
     Total Liabilities                    257,159,570    242,722,270
                                          ------------   ------------
Shareholders' Equity:
 Common stock, par value $2
 Authorized shares 10,000,000; issued
 and outstanding 1,800,000 shares           3,600,000      3,600,000

 Retained earnings                         33,099,197     31,777,511
 Unrealized gain/(loss) on investment securities
     available for sale net of taxes          (32,049)        10,743
                                          ------------   ------------
     Total Shareholders' Equity            36,667,148     35,388,254
                                          ------------   ------------
     Total Liabilities and
     Shareholders' Equity                $293,826,718   $278,110,524
                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                            COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENT OF INCOME
                                              Three Months                 Six Months
                                             Ending June 30              Ending June 30
                                            1997         1996           1997         1996
INTEREST INCOME:
 Interest and fees on loans             $3,777,633   $3,277,725     $7,341,000   $6,559,307
 Interest and dividends on investments:
    Taxable interest                     1,228,865    1,245,684      2,417,849    2,474,371
    Interest exempt from federal
     income tax                            416,694      342,865        789,459      681,968
    Interest on federal funds sold           8,380       27,062         23,146       73,772
    Interest on bank deposits                2,085        1,387          4,210        2,644
                                        -----------  -----------    -----------  -----------
       Total Interest Income             5,433,657    4,894,723     10,575,664    9,792,062

INTEREST EXPENSE
 Interest on deposits                    2,304,584    2,041,377      4,500,162    4,126,806
 Interest on short-term borrowings          61,694        2,355         89,334        5,089
                                        -----------  -----------    -----------  -----------
       Total interest expense            2,366,278    2,043,732      4,589,496    4,131,895

NET INTEREST INCOME                      3,067,379    2,850,991      5,986,168    5,660,167

PROVISION FOR POSSIBLE LOAN LOSSES          60,000       30,000        105,000       45,000
                                        -----------  -----------    -----------  -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES             3,007,379    2,820,991      5,881,168    5,615,167

OTHER INCOME
 Asset management and trust income          45,621       22,294         71,543       31,806
 Service charges on deposit accounts       147,833      121,795        283,206      241,910
 Other service charges and fees            110,799       73,896        213,210      173,657
 Securities gains/(losses)                    -          (1,173)          -             577
 Other income                               80,779       99,504        159,373      191,465
                                        -----------  -----------    -----------  -----------
       Total Other Income                  385,032      316,316        727,332      639,415

OTHER EXPENSES
 Salaries and employee benefits          1,123,979      975,105      2,306,477    2,040,456
 Net occupancy expense                     127,684      109,331        270,155      231,324
 Furniture and equipment expense           168,649      128,977        327,885      263,219
 Pennsylvania shares tax                    70,257       60,000        137,676      120,000
 Other expense                             532,263      521,984      1,021,621    1,002,941
                                        -----------  -----------    -----------  -----------
       Total Other Expenses              2,022,832    1,795,397      4,063,814    3,657,940

INCOME BEFORE TAXES                      1,369,579    1,341,910      2,544,686    2,596,642
 Applicable income taxes                   327,000      335,000        611,000      657,000
                                        -----------  -----------    -----------  -----------
NET INCOME                              $1,042,579   $1,006,910     $1,933,686    1,939,642
                                        ===========  ===========    ===========  ===========
Average Shares Outstanding               1,800,000    1,800,000      1,800,000    1,800,000
                                        ===========  ===========    ===========  ===========
EARNINGS PER SHARE                      $      .58   $      .56     $     1.07   $     1.08
                                        ===========  ===========    ===========  ===========
CASH DIVIDENDS DECLARED PER SHARE       $      .18   $      .16     $      .34   $      .30
                                        ===========  ===========    ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                  Unrealized
                                                                  Gain/(Loss)
                                                                 on Investment
                                                   Additional      Securities    Total
                              Common     Paid-in    Retained       Available   Shareholders
                              Stock      Capital    Earnings       for Sale       Equity
Balance at
December 31, 1995          $3,600,000  $     -     $29,143,045   $  293,425   $33,036,470

Net Income                       -           -       1,939,642         -        1,939,642

Cash dividends
declared ($.30 per share)        -           -        (546,000)        -         (546,000)

Net change in
unrealized gain/(loss)
on investment securities
AFS net of taxes                 -           -            -        (492,615)     (492,615)
                           ---------------------------------------------------------------
Balance at
June 30, 1996              $3,600,000  $     -     $30,536,687   $ (199,190)  $33,937,497
                           ===============================================================

Balance at
December 31, 1996          $3,600,000  $     -     $31,777,511  $   10,743    $35,388,254

Net Income                       -           -       1,933,686        -         1,933,686

Cash dividends
declared ($.34 per share)        -           -        (612,000)       -          (612,000)

Net change in
unrealized gain/(loss)
on investment securities
AFS net of taxes                 -           -            -        (42,792)       (42,792)
                           ---------------------------------------------------------------
Balance at
June 30, 1997              $3,600,000  $     -     $33,099,197  $  (32,049)   $36,667,148
                           ===============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       For Six Months
                                                       Ended June 30
                                                    1997            1996
OPERATING ACTIVITIES
  Net Income                                    $1,933,686      $1,939,642
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                    317,309         274,164
  Provision for possible loan losses               105,000          45,000
  Net(accretion)/amortization of securities
    and loan fees                                   25,571         (14,124)
  Increase in interest receivable                 (246,622)       (199,485)
  Increase(decrease) in interest payable            34,473         (43,633)
  Increase(decrease)in taxes payable                 8,442         (94,360)
  Decrease in other liabilities                   (347,474)       (328,867)
  Decrease in other assets                         373,323          67,001
  Net securities gains                                -               (577)
                                               ------------    ------------
     Net cash provided by operating activities   2,203,708       1,644,761
                                               ------------    ------------
INVESTING ACTIVITIES
  Net(increase)decrease in deposits
   with other banks                                 49,871         (41,241)
  Net decrease in fed funds sold                      -          4,575,000
  Purchase of securities AFS                   (13,058,220)     (6,688,203)
  Purchase of securities HTM                    (6,622,774)    (21,816,622)
  Maturities and calls of securities AFS         8,204,989       4,604,411
  Maturities and calls of securities HTM         4,245,000       3,849,060
  Sale of securities AFS                              -         16,641,321
  Net increase in loans                         (8,994,330)     (4,547,934)
  Purchase of premises and equipment              (439,138)       (819,972)
                                               ------------   -------------
     Net cash used in investing activities     (16,614,602)     (4,244,180)
                                               ------------   -------------
FINANCING ACTIVITIES
  Net increase in deposits                      12,550,301       2,406,411
  Net increase in short-term borrowings          2,200,000            -
  Dividends paid                                  (612,000)       (546,000)
                                               ------------   -------------
     Net cash provided by financing activities  14,138,301       1,860,411
                                               ------------   -------------
                                                 (272,593)       (739,008)

Cash and cash equivalents at beginning of year   8,839,707       7,550,942
                                               ------------    ------------
Cash and cash equivalents at end of quarter   $  8,567,114    $  6,811,934
                                               ============    ============
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
   Interest                                   $  4,555,203    $  4,175,528
                                               ============    ============
   Income Taxes                               $    454,000    $    616,000
                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997

Note 1  Management Representation
------  -------------------------
        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1996, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1997 and 1996. The results of the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Reserve for Possible Loan Losses
------  --------------------------------
          Description of changes:
                                                          1997          1996
             Reserve balance January 1               $ 2,035,819    $ 2,081,700

             Additions:
              Provision charged to operating expenses    105,000         45,000
              Recoveries on previously charged off
               loans                                      11,829         20,622

             Deductions:
             Loans charged off                          (234,737)       (59,261)
                                                      -----------    -----------
             Reserve balance June 30                 $ 1,917,911    $ 2,088,061
                                                      ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First  Six Months of 1997 as compared to the First Six Months  of
1996
-----------------------------------------------------------------
Pre-tax net income for the first six months of 1997 was $2,544,686 compared to $2,596,642 during the same period of 1996, representing a 2.00% decrease.

Interest income was $10,575,664 an increase of 8.00%. The loan return rate increased five (5) basis points to 9.01% and the securities return rate decreased seven (7) basis points to 5.94%. As a result, the return rate on total average earning assets increased seven (7) basis points to 7.78%. Average earning asset volume rose $17,817,443, a 7.01% increase.

Interest expense was $4,589,496 an increase of 11.07%. The cost rate on average interest-bearing liabilities was 4.29%, a ten
(10) basis point increase from a year ago. Average interest-bearing liability volume rose $16,668,839 an increase of 8.45%.

Net  interest  income  rose 5.76% to $5,986,168  and  represented
4.20% of average total assets compared to 4.26% during the first six months of 1996.

The average reserve for loan losses decreased 4.31% to $1,993,704. By comparison, total average loans grew 11.36% during the same period. The 1997 first six months provision for loan losses was $105,000, compared to $45,000 for the first six months of 1996, an increase of 133.33%.

Net interest income after the application of the provision for possible loan losses grew 4.74% to $5,881,168, representing a 4.13% return on total average assets compared to 4.23% for the first six months of 1996.

Non-interest income increased 13.75% to $727,332. Asset management and trust fees totaled $71,543. Service charges on deposit accounts increased 17.07% to $283,206. Other service charges and fees rose 22.78% reaching $213,210. Other income decreased 16.76% to $159,373.

Non-interest expense reached $4,063,814, an increase of 11.10%, or $405,874, while total average assets grew 7.21%. Personnel costs rose 13.04%, a $266,021 increase. Net occupancy expense rose 16.79%, or $38,831. Furniture and equipment expense rose 24.57%, representing a cost increase of $64,666. Pennsylvania shares tax expense was $17,676, an increase of 14.73%. Other expense rose 1.86%, an increase of $18,680.

Federal income tax on total first six months earnings was $611,000 compared to $657,000 a year ago. This decrease was due to the increase in volume of tax-free municipal securities. Net income after taxes decreased $5,956 to $1,933,686, a decrease of
 .31%. The annualized return on average assets was 1.36% for the first six months of 1997 compared to 1.46% for the six months ended June 30, 1996. The annualized return on average equity through June 30, 1997 was 10.76% and had been 11.57% through the first six months of 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three Months Ended June 30, 1997 as Compared to the Three Months Ended June 30, 1996
-----------------------------------------------------------------
Pre-tax net income for the second quarter of 1997 rose 2.06% and was $1,369,579 compared to $1,341,910 during the same period of 1996.

Interest income was $5,433,657 an increase of 11.01%. The loan return rate increased twenty-six (26) basis points to 9.17%, the securities return rate decreased six (6) basis points to 5.94% and the return rate on total average earning assets increased eighteen (18) basis points to 7.86%. Volume growth in total average earning assets was $21,463,415.

Interest expense was $2,366,278 an increase of 15.78%. The volume increase in average interest-bearing liabilities was $19,563,316.
Cost rate rose to 4.35%, a twenty-two (22) basis point increase from a year ago.

The average reserve for loan losses decreased 6.38% to $1,953,597, while total average loans grew 17,727,819%. The 1997 second quarter provision for loan losses was $60,000, compared to $30,000 for the second quarter of 1996, a 100.00% increase.

Net interest income after the application of the provision for possible loan losses grew 6.61% to $3,007,379 representing a 4.15% return on total average assets compared to 4.24% for the second quarter of 1996.

Non-interest income increased 21.72%, or $68,716, to $385,032. Service charges on deposit accounts increased 21.38% to $147,833. Other service charges and fees grew 49.94% to $110,799. Other income decreased 18.82% to $80,779. Asset management and trust income was $45,621.

Non-interest expense rose $227,435, a 12.67% increase, compared to total average asset growth of 8.68%. Personnel costs rose $148,874, a 15.27% increase. Net occupancy expense rose $18,353 a 16.79% increase. Furniture and equipment expense rose $39,672 a 30.76% increase. Pennsylvania shares tax expense was $10,257, an increase of 17.10%. Other expense rose $10,279, a 1.97% increase.

Federal income tax on total second quarter earnings was $327,000 compared to $335,000 a year ago. Net income after taxes grew $35,669 to $1,042,579, a 3.54% increase. The annualized return on average assets was 1.44% for the three months ended June 30, 1997 compared to 1.51% for the second quarter of 1996. The annualized return on average equity for the second quarter of 1997 was 11.49% compared to 11.96% for the second quarter of 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of
deposit   funds  and  the  maturity  of  loans  and   securities.
Additional liquidity can be provided by the sale of debt investment securities available for sale which amounted to $41,672,022 on June 30, 1997.

During the first six months of 1997, average interest-bearing liabilities increased $16,668,839 over the same period in 1996.
Investments maturing within one year were 5.48% of total assets on June 30, 1997 and 7.10% on June 30, 1996.

Average loans grew by $16,628,834 and the average securities portfolio including federal funds sold increased $1,188,609.


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

INTEREST
SENSITIVITY (In thousands)
--------------------------
The following table presents this information as of June 30, 1997 and December 31, 1996:

                                                   June 30, 1997
                      0-30 DAYS   31-90 DAYS   91-180 DAYS  181-365 DAYS   1 - 5 YEARS   OVER 5 YRS
Interest sensitive
 assets                $ 47,111    $  7,845     $  10,557     $  25,338     $ 118,085     $ 68,605
Interest sensitive
 liabilities           $ 11,504    $ 17,275     $  23,625     $  44,936     $ 122,332     $    290
Interest sensitivity   ----------------------------------------------------------------------------
  gap                  $ 35,607    $ (9,430)    $ (13,068)    $ (19,598)    $  (4,247)    $ 68,315
                       ============================================================================
Cumulative  gap                    $ 26,177     $  13,109     $  (6,489)    $ (10,736)    $ 57,579
Ratio of cumulative gap            ================================================================
 to earning assets                    9.40%         4.71%        (2.33%)       (3.86%)      20.68%
                                   ================================================================

                                                    December 31, 1996
                      0-30  DAYS   31-90 DAYS   91-180 DAYS   181-365 DAYS  1 - 5 YEARS   OVER 5 YRS
Interest sensitive
 assets                $ 42,401     $  6,912     $  13,855     $  20,397    $ 117,481     $ 60,563
Interest sensitive
 liabilities           $ 13,673     $ 19,101     $  25,281     $  31,181    $ 116,367     $    633
Interest sensitivity   ----------------------------------------------------------------------------
  gap                  $ 28,728     $(12,189)    $ (11,426)    $ (10,784)   $   1,114     $ 59,930
                       ============================================================================
Cumulative  gap                     $ 16,539     $   5,113     $  (5,671)   $  (4,557)    $ 55,373
Ratio of cumulative gap             ===============================================================
  to  earning  assets                  6.29%         1.95%        (2.16%)      (1.74%)      21.09%
                                    ===============================================================

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of June 30, 1997 with that of June 30, 1996 Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of June 30, 1997 the corporation had no other real estate owned and no in-substance foreclosures.

                                                       At June 30,
                                                   1997              1996
Non-performing Loans:
 Loans on non-accrual basis                $      23,172      $     235,545
 Past due loans                                  127,790             27,493
 Renegotiated loans                              985,948            747,609
                                             ------------       ------------
       Total Non-performing Loans          $   1,136,910      $   1,010,647
                                             ------------       ------------
 Other real estate owned                   $           -      $     272,919

       Total Non-performing Assets         $   1,136,910      $   1,283,566
                                             ============       ============
Loans outstanding at end of period         $ 168,726,447      $ 148,553,617
Average loans outstanding (year-to-date)   $ 163,009,746      $ 146,380,912
Non-performing loans as percent of total
 loans                                              .67%               .86%
Provision for possible loan losses         $     105,000      $      45,000
Net charge-offs                            $     222,908      $      38,639
Net charge-offs as percent of average
 loans                                              .14%               .03%
Provision for possible loan losses as
 percent of net charge-offs                       47.10%            116.46%
Reserve for possible loan losses as
 percent of average loans outstanding              1.25%              1.43%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first six months of 1997 averaged $35,955,096 which represented an increase of $2,426,198 over the average capital of $33,528,898 recorded in the same period of 1996. These capital levels represented a capital ratio of 12.62% in 1997 and 1996. When the loan loss reserve is included, the 1997 capital ratio becomes 13.32%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 1997, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 21.22% and 22.33% respectively. The leverage ratio was 12.67%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at June 30, 1997 (Dollar amounts in thousands)

                                                            Percent
                                                          of Adjusted
                                                 Amount      Assets
                                                -------      ------
Tier I Capital                                 $ 36,699       21.22
Tier I Requirement                                6,918        4.00

Total Equity Capital                           $ 38,617       22.33
Total Equity Capital Requirement                 13,837        8.00

--------------------------------------------------------------------

Leverage Capital                               $ 36,699       12.67
Leverage Requirement                             11,591        4.00

               PART II - OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS

           Not applicable.

  ITEM 2.  CHANGES IN SECURITIES

           Not applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    April 15, 1997 Annual Meeting of Shareholders

b.c.  Directors elected at the meeting and results of voting:

Director                 For      Against     Withheld    Abstentions

William M. Charley    1,517,877                   100
Gregg E. Hunter       1,517,977                     0
Debra L. Spatola      1,513,782                 4,095
Louis A.Steiner       1,517,977                     0
George V. Welty       1,513,782                 4,095

Continuing directors:

Edwin P. Cover                  Louis T. Steiner
George A. Conti, Jr.            Dorothy S. Hunter
Frank E. Jobe                   Roy M. Landers
Richmond H. Ferguson            Joseph A. Mosso
John C. McClatchey              C. Edward Wible


Approve amendment to the Articles of Incorporation, increasing authorized Common stock to 10,000,000

                         For      Against     Withheld    Abstained

                      1,391,593   115,380      11,004


Ratification  of  the appointment of Jarrett Stokes  &  Kelly  as independent auditors:
                         For      Against     Withheld    Abstained

                      1,517,977


d. N/A


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



                          COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                 (Registrant)






Dated:  August 7, 1997           [S] Louis A. Steiner
                                 Louis A. Steiner
                                 Chairman of the Board




Dated:  August 7, 1997           [S] Wendy S. Schmucker
                                 Wendy S. Schmucker
                                 Assistant Secretary/Treasurer

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

Murrysville
   4785 Old William Penn Highway   (412) 733-4888

* Automatic Teller Facilities

Automatic Teller Facilities also located at Latrobe Area Hospital, Westmoreland County Airport, and Saint Vincent College