Form 10-Q
period 1997-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1997-11-07
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended SEPTEMBER 30, 1997

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



      CLASS                             OUTSTANDING AT  OCTOBER 31, 1997


Common Stock, $2 Par Value              1,800,000 Shares

                             INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:

Page
           Commercial National Financial Corporation
             Consolidated Balance Sheets                       3
             Consolidated Statements of Income                 4
             Consolidated Statements of Changes in
               Shareholders' Equity                            5
             Consolidated Statements of Cash Flows             6

             Notes to Consolidated Financial Statements        7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8



                  PART II - OTHER INFORMATION


Other Information                                             14

Signatures                                                    15

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS
                                           September 30    December 31
                                                 1997           1996
ASSETS
Cash and due from banks                   $  10,146,772   $  8,839,707
Interest bearing deposits with
  other banks                                    61,346        153,667
                                             ----------     ----------
     Total cash and due from banks           10,208,118      8,993,374

Federal funds sold                                 -              -
Investment securities available for sale     41,816,023     37,816,171
Investment securities held to maturity
(Market value $69,529,799 in 1997 and        68,113,328     64,539,801
$63,630,084 in 1996)

Loans (all domestic)                        177,185,743    160,048,235
  Less unearned income                         (157,316)      (112,712)
  Less reserve for possible loan losses      (1,898,428)    (2,035,818)
                                            ------------   ------------
     Net loans                              175,129,999    157,899,705

  Premises and equipment                      5,472,137      4,802,465
  Other assets                                4,169,278      4,059,008
                                            ------------   ------------
     Total Assets                          $304,908,883   $278,110,524
                                            ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):

  Non-interest bearing                     $ 37,656,923   $ 33,972,163
  Interest bearing                          222,692,778    204,835,908
                                            ------------   ------------
     Total deposits                         260,349,701    238,808,071

Federal funds purchased                       4,625,000      1,400,000
Other liabilities                             2,364,053      2,514,199
                                            ------------   ------------
     Total Liabilities                      267,338,754    242,722,270
                                            ------------   ------------
Shareholders' Equity:
  Common stock, par value $2
  Authorized shares 10,000,000; issued
  and outstanding 1,800,000 shares            3,600,000      3,600,000

  Retained earnings                          33,859,336     31,777,511
  Unrealized gain/(loss) on investment securities
     available for sale net of taxes            110,793         10,743
                                            ------------   ------------
     Total Shareholders' Equity              37,570,129     35,388,254
                                            ------------   ------------
     Total Liabilities and
     Shareholders' Equity                  $304,908,883   $278,110,524
                                            ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCIAL NATIONAL FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                                                Three Months                 Nine Months
                                                Ending Sept 30              Ending Sept 30
                                               1997        1996            1997          1996
INTEREST INCOME:
 Interest and fees on loans              $3,883,874  $3,312,913     $11,224,874   $ 9,872,220
 Interest and dividends on investments:
    Taxable interest                      1,182,182   1,242,289       3,600,031     3,716,660
 Interest exempt from federal
    income tax                              448,513     351,119       1,237,972     1,033,087
 Interest on federal funds sold               8,709      11,377          31,855        85,149
 Interest on bank deposits                    1,731       1,711           5,941         4,355
                                          ----------  ----------     -----------   -----------
    Total interest income                 5,525,009   4,919,409      16,100,673    14,711,471

INTEREST EXPENSE:
 Interest on deposits                     2,417,457   2,111,954       6,917,619     6,238,760
 Interest on short-term borrowings           70,122      15,045         159,456        20,134
                                          ----------  ----------      ----------    ----------
    Total interest expense                2,487,579   2,126,999       7,077,075     6,258,894

NET INTEREST INCOME                       3,037,430   2,792,410       9,023,598     8,452,577

PROVISION FOR POSSIBLE LOAN LOSSES           75,000      30,000         180,000        75,000
                                          ----------  ----------      ----------    ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                2,962,430   2,762,410       8,843,598     8,377,577

OTHER INCOME
 Asset management and trust income           45,051      21,857         116,594        53,663
 Service charges on deposit accounts        146,400     130,727         429,606       372,637
 Other service charges and fees              94,168      57,412         307,378       231,069
 Securities gains/(losses)                     -           -               -              577
 Other income                                98,068      93,762         257,441       285,227
                                          ----------  ----------      ----------    ----------
    Total other income                      383,687     303,758       1,111,019       943,173

OTHER EXPENSES
 Salaries and employee benefits           1,110,676     933,766       3,417,151     2,974,222
 Net occupancy expense                      127,866     122,935         398,021       354,259
 Furniture and equipment expense            115,420     151,605         443,305       449,624
 PA shares tax                               70,257      67,578         207,933       187,578
 Other expense                              490,761     528,663       1,512,382     1,496,804
                                          ----------  ----------      ----------    ----------
    Total other expenses                  1,914,980   1,804,547       5,978,792     5,462,487

INCOME BEFORE TAXES                       1,431,137   1,261,621       3,975,825     3,858,263
 Applicable income taxes                    347,000     318,000         958,000       975,000
                                          ----------  ----------      ----------    ----------
NET INCOME                               $1,084,137  $  943,621      $3,017,825    $2,883,263
                                          ==========  ==========      ==========    ==========
Average Shares Outstanding                1,800,000   1,800,000       1,800,000     1,800,000
                                          ==========  ==========      ==========    ==========
EARNINGS PER SHARE                       $      .60  $      .52      $     1.68    $     1.60
                                          ==========  ==========      ==========    ==========
CASH DIVIDENDS DECLARED PER SHARE        $      .18  $      .16      $      .52    $      .46
                                          ==========  ==========      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                          Unrealized
                                                                          Gain/(Loss)
                                                                          on Investment
                                                           Additional       Securities      Total
                                  Common        Paid-in     Retained        Available    Shareholders'
                                  Stock         Capital     Earnings        for Sale        Equity
Balance at December 31, 1995   $3,600,000     $    -      $ 29,143,045   $  293,425     $33,036,470

   Net income                        -             -         2,883,263         -          2,883,263

   Cash dividends declared
   ($.46 per share)                  -             -          (834,000)        -           (834,000)

Net change in unrealized
gain/(loss) on investment
securities AFS net of taxes          -             -              -        (448,792)       (448,792)
                               ----------------------------------------------------------------------
Balance at September 30, 1996  $3,600,000     $    -       $31,192,308    $(155,367)    $34,636,941
                               ======================================================================


Balance at December 31, 1996   $3,600,000     $    -       $31,777,511    $  10,743     $35,388,254

   Net income                        -             -         3,017,825         -          3,017,825

   Cash dividends declared
   ($.52 per share)                  -             -          (936,000)        -           (936,000)

Net change in unrealized
gain/(loss) on investment
securities AFS net of taxes          -             -              -         100,050         100,050
                               ----------------------------------------------------------------------
Balance at September 30, 1997  $3,600,000     $    -       $33,859,336    $ 110,793     $37,570,129
                               ======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For Nine Months
                                                         Ended September 30
                                                      1997                1996
OPERATING ACTIVITIES
  Net income                                    $3,017,825          $2,883,263
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                    434,166             423,508
  Provision for possible loan losses               180,000              75,000
  Net amortization of securities
  and loan fees                                     47,836              64,626
  Increase in interest receivable                 (420,507)           (257,143)
  Increase (decrease) in interest payable            8,096             (92,866)
  Increase(decrease)in taxes payable               120,696             (80,332)
  Decrease in other liabilities                   (180,761)           (142,727)
  (Increase)decrease in other assets               160,519             (83,622)
  Net securities gains                                -                   (577)
                                                 ----------          ----------
     Net cash provided by operating activities   3,367,870           2,789,130
                                                 ----------          ----------
INVESTING ACTIVITIES
  Net decrease in deposits
   with other banks                                 92,321              44,037
  Net decrease in fed funds sold                      -              5,425,000
  Purchase of securities AFS                   (14,118,532)        (10,768,047)
  Purchase of securities HTM                    (9,702,873)        (23,179,071)
  Maturities and calls of securities AFS        10,232,357          11,104,410
  Maturities and calls of securities HTM         6,095,000           5,089,061
  Sale of securities AFS                              -             16,641,321
  Net increase in loans                        (17,385,870)        (11,957,104)
  Purchase of premises and equipment            (1,103,838)         (1,141,715)
                                               ------------        ------------
     Net cash used in investing activities     (25,891,435)         (8,742,108)
                                               ------------        ------------
FINANCING ACTIVITIES
  Net increase in deposits                      21,541,630           9,021,305
  Net increase in short-term borrowings          3,225,000                -
  Dividends paid                                  (936,000)           (834,000)
                                               ------------        ------------
     Net cash provided by financing activities  23,830,630           8,187,305
                                               ------------        ------------
  Increase in cash and cash equivalents          1,307,065           2,234,327

Cash and cash equivalents at beginning of year   8,839,707           7,550,942
                                               ------------        ------------
Cash and cash equivalents at end of quarter    $10,146,772         $ 9,785,269
                                               ============        ============
Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                     $ 7,068,979         $ 6,351,760
                                               ============        ============
  Income taxes                                 $   766,800         $ 1,000,000
                                               ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997

Note 1  Management Representation
------  -------------------------
       The accomanying unaudited consolidated interim financial statements have been prepared in accordance with generally
       accepted  accounting  principles   for  interim   financial
       information.  However,  they do not include all information
       and footnotes   required  by  generally accepted accounting
       principles  for complete financial  statements  and  should
       be  read   in   conjunction   with   the  annual  financial
       statements   of Commercial  National  Financial Corporation
       for  the year ending December 31, 1996, including the notes
       thereto.  In the  opinion  of  management,  the   unaudited
       interim   consolidated  financial  statements  include  all
       adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and
       1996,  and     the  statements of cash flows and changes in
       shareholders'  equity  for the  nine  month  periods  ended
       September 30,  1997    and  1996.   The results of the nine
       months  ended  September  30,  1997  are   not  necessarily
       indicative of the results to be expected for the entire year.

Note 2 Reserve for Possible Loan Losses
------ --------------------------------
       Description of changes:
                                                             1997          1996
      Reserve balance January 1                         $ 2,035,819   $ 2,081,700

      Additions:
       Provision charged to operating expenses              180,000        75,000
       Recoveries on previously charged off
       loans                                                 18,118        21,905

      Deductions:
      Loans charged off                                    (335,509)      (96,948)
                                                        ------------   -----------
      Reserve balance September 30                     $  1,898,428   $ 2,081,657
                                                        ============   ===========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First  Nine Months of 1997 as compared to the First Nine  Months  of
1996
--------------------------------------------------------------------
Pre-tax net income for the first nine months of 1997 was $3,975,825 compared to $3,858,263 during the same period of 1996, representing a 3.05% increase.

Interest income was $16,100,673, an increase of 9.44%. The loan return rate increased thirteen (13) basis points to 8.99% and the securities return rate decreased nine (9) basis points to 5.93%. As a result, the return rate on total average earning assets increased eleven (11) basis points to 7.78%. Average earning asset volume rose $20,181,577, a 7.89% increase.

Interest expense was $7,077,075, an increase of 13.07%. The cost rate on average interest bearing liabilities was 4.34%, a fifteen
(15) basis point increase from a year ago. Average interest bearing deposit volume rose $18,298,147, an increase of 9.20%.

Net interest income increased 6.76% to $9,023,598, and represented 4.16% of average total assets compared to 4.21% during the first nine months of 1996.

The average reserve for loan losses declined 5.66% to $1,967,835. By comparison, total average loans grew 11.98% during the same period. The 1997 first nine months provision for loan losses was $180,000, compared to $75,000 for the first nine months of 1996.

Net interest income after the application of the provision for possible loan losses grew 5.56% to $8,843,598 representing a 4.08% return on total average assets compared to 4.17% for the first nine months of 1996.

Non-interest income increased 17.80% to $1,111,019. Service charges on deposit accounts grew 15.29% to $429,606. Other service charges and fees rose 33.02%, reaching $307,378. Other income decreased 9.74% to $257,441. Asset management and trust fees totaled $116,594, an increase of 117.27%.

Non-interest expense was $5,978,792, an increase of 9.45%, or $516,305, while total average assets grew 8.00%. Personnel costs rose 14.89%, a $442,929 increase. Net occupancy expense rose 12.35%, or $43,762. Furniture and equipment expense declined 1.41%, representing a cost decrease of $6,319. Pennsylvania shares tax expense was $207,933, an increase of 10.85%. Other expense rose 1.04%, an increase of $15,578.

Federal income tax on total first nine months earnings was $958,000 compared to $975,000 a year ago. Net income after taxes rose 4.67% to $3,017,825, an increase of $134,562. The annualized return on average assets was 1.39% for the first nine months of 1997 compared to 1.43% for the nine months ended September 30, 1996. The annualized return on average equity through September 30, 1997 was 11.08% and had been 11.38% through the first nine months of 1996.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three  Months  Ended Sep 30, 1997 as Compared to  the  Three  Months
Ended Sep 1996
---------------------------------------------------------------------
Pre-tax net income for the third quarter of 1997 increased 13.44% and was $1,431,137 compared to $1,261,621 during the same period of 1996.

Interest income was $5,525,009, an increase of 12.31%. The loan return rate increased thirty-two (32) basis points to 8.98%, the securities return rate decreased thirteen (13) basis points to 5.91% and the return rate on total average earning assets increased nineteen (19) basis points to 7.78%. Volume growth in total average earning assets was $24,816,430.

Interest expense was $2,487,579, an increase of 16.95%. The volume increase on average interest-bearing liabilities was $21,484,785. Cost rate rose to 4.44%, a twenty-four (24) basis point increase from a year ago.

The average reserve for loan losses declined 8.31% to $1,916,939, while total average loans grew 13.14%. The 1997 third quarter provision for loan losses was $75,000, compared to $30,000 for the third quarter of 1996.

Net interest income after the application of the provision for possible loan losses grew 7.24% to $2,962,430 representing a 3.98% return on total average assets compared to 4.06% for the third quarter of 1996.

Non-interest  income  increased 26.31%,  or  $79,929,  to  $383,687.
Service charges on deposit accounts increased 11.99% to $146,400. Other service charges and fees increased 64.02% to $94,168. Other income increased 4.59% to $98,068. Asset management and trust fees totaled $45,051, representing a 106.12% increase.

Non-interest expense grew 6.12%, a $110,433 increase, compared to total average asset growth of 9.51%. Personnel costs rose 18.95%, a $176,910 increase. Net occupancy expense rose 4.01%, a $4,931 increase. Furniture and equipment expense fell 23.87%, a $36,185 decrease. Pennsylvania shares tax expense was 70,257, an increase of 3.96%. Other expense fell 7.17%, a $37,902 decrease.

Federal income tax on total third quarter earnings was $347,000 compared to $318,000 a year ago. Net income after taxes rose 14.89% to $140,516. The annualized return on average assets was 1.45% for the three months ended September 1997 compared to 1.39% for the third quarter of 1996. The annualized return on average equity for the third quarter of 1997 was 11.71% compared to 11.01% for the third quarter of 1996.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $40,857,223 on September 30, 1997.

During the first nine months of 1997, average interest-bearing liabilities increased $21,484,785 over the same period in 1996. Investments maturing within one year were 5.08% of total assets on September 30, 1997 and 6.02% on September 30, 1996.

Average loans grew by $20,106,687 and the average securities portfolio, including federal funds sold, increased $4,709,743.


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

Repricing periods for the loans, securities, interest-bearing deposits, non-interest-bearing assets and non-interest-bearing liabilities are based on contractual maturities, were applicable, as well as the corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal and therefore are presented as beginning to reprice in the earliest period presented in the "gap" table.

INTEREST
SENSITIVITY (In thousands)
--------------------------
The following table presents this information as of September 30, 1997 and December 31, 1996:


                                               September 30, 1997
                      0-30 DAYS   31-90 DAYS  91-180 DAYS  181-365 DAYS  1 - 5 YEARS   OVER 5YRS
Interest sensitive
 assets                $ 49,039    $  8,292    $  13,178    $  20,573    $ 121,248    $ 73,642
Interest sensitive
 liabilities           $ 11,437    $ 19,182    $  33,247    $  43,111    $ 121,036    $    303
Interest sensitivity   -----------------------------------------------------------------------
 gap                   $ 37,602    $(10,890)   $ (20,069)   $ (22,538)   $     212    $ 73,339
                       =======================================================================
Cumulative gap                     $ 26,712    $   6,643    $ (15,895)   $ (15,683)   $ 57,656
Ratio of cumulative gap            ===========================================================
 to earning assets                    9.30%        2.31%       (5.54%)      (5.46%)     20.08%
                                   ===========================================================


                                               December 31, 1996
                      0-30  DAYS  31-90 DAYS  91-180 DAYS  181-365 DAYS  1 - 5 YEARS   OVER 5 YRS
Interest sensitive
 assets                $ 42,401    $  6,912    $   13,855   $  20,397    $ 117,481    $ 60,563
Interest sensitive
 liabilities           $ 13,673    $ 19,101    $   25,281   $  31,181    $ 116,367    $    633
Interest sensitivity   -----------------------------------------------------------------------
 gap                   $ 28,728    $(12,189)   $  (11,426)  $ (10,784)   $   1,114    $ 59,930
                       =======================================================================
Cumulative gap                     $ 16,539    $    5,113   $  (5,671)   $  (4,557)   $ 55,373
Ratio of cumulative gap            ===========================================================
 to earning assets                    6.29%         1.95%      (2.16%)      (1.74%)     21.09%
                                   ===========================================================

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of September 30, 1997 with that of September 30, 1996. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of September 30, 1997 the corporation had no other real estate owned and no in substance foreclosures.

                                                        At Sept 30,
                                                   1997              1996
Non-performing Loans:
 Loans on non-accrual basis               $      23,172     $      23,172
 Past due loans                                 144,385            48,063
 Renegotiated loans                             965,341           111,111
                                           ------------      ------------
   Total non-performing loans             $   1,132,898     $     182,346
                                           ------------      ------------
 Other real estate owned                  $        -        $     272,919

   Total non-performing assets            $   1,132,898     $     455,265
                                           ============      ============
Loans outstanding at end of period        $ 177,185,743     $ 155,866,324
Average loans outstanding (year-to-date)  $ 166,404,817     $ 148,595,845
Non-performing loans as percent of total
 loans                                             .64%              .29%
Provision for possible loan losses        $     180,000     $      75,000
Net charge-offs                           $     317,391     $      75,043
Net charge-offs as percent of average
 loans                                             .19%              .05%
Provision for possible loan losses as
 percent of net charge-offs                      56.71%            99.94%
Reserve for possible loan losses as
 percent of average loans outstanding             1.14%             1.37%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first nine months of 1997 averaged $36,317,739 which represented an increase of $2,536,879 over the average capital of $33,780,860 recorded in the same period of 1996. These capital levels represented a capital ratio of 12.55% in 1997 and 12.61% in 1996. When the loan loss reserve is included, the 1997 capital ratio becomes 13.23%.

The Federal Reserve Board has issued risk-based capital adequacy guidelines which went into effect in stages through 1992. The risk-based capital standard is designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 1997, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 20.87% and 21.93% respectively. The leverage ratio was 12.57%

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at September 30, 1997 (Dollar amounts in thousands)

                                                        Percent
                                                      of Adjusted
                                           Amount        Assets
                                           ------        ------
Tier I Capital                           $ 37,459         20.87
Risk-Based Requirement                      7,180          4.00

Total Capital                            $ 39,358         21.93
Risk-Based Requirement                     14,360          8.00

----------------------------------------------------------------

Minimum Leverage Capital                 $ 37,459         12.57
Minimum Leverage Requirement               11,919          4.00

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



                        COMMERCIAL NATIONAL FINANCIAL CORPORATION
                               (Registrant)






Dated: November 7, 1997         [S] Louis T. Steiner
                                Louis T. Steiner
                                Chief Executive Officer




Dated: November 7, 1997         [S] Wendy S. Schmucker
                                Wendy S. Schmucker
                                Secretary/Treasurer

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