Form 10-K
period 1997-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1998-03-24
CIK 866054

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code: (724)539-3501

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

Aggregate market value of common stock held by
non-affiliates of registrant based on closing sale price
based on the NASDAQ National Market System on March 13, 1998.       $46,400,277

Number of shares of common stock outstanding at March 13, 1998.       1,800,000

              DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II, and IV of this report. Portions of the definitive Proxy Statement related to the annual meeting of shareholders to be held April 21, 1998 are incorporated by reference into Part III.

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

PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.............................................. 13

Part I

Item 1.  BUSINESS

Description of Business
-----------------------
     The Commercial National Financial Corporation (the "corporation") was incorporated under the laws of the Commonwealth of Pennsylvania on July 1, 1990 and is registered as a bank holding company under the Bank Holding Company Act of 1956 as amended. The corporation is owner of 100% of the outstanding shares of common stock of Commercial National Bank of Westmoreland County. This subsidiary bank and its predecessor have been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, two(2) in Unity Township and one (1) each in Ligonier, West Newton, Greensburg, Murrysville and Hempfield Township. The Murrysville
office   began   operations  in  July  of    1996.  An   asset
management/trust  department  was  established  in  1994  and  is located in the building that houses the Greensburg banking office. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building which houses the downtown Latrobe banking office is the location of the corporation's and the bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system. In November of 1997, conversion of the former Plaza Hotel building officially became our new corporate office center. The new center will eliminate over-crowded work offices, organize work groups and provide space for growth. Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with twenty-four-hour-a-day automatic teller machines and one (1) additional ATM unit each is located on the campus of Saint Vincent College in Unity Township, the terminal of the Westmoreland County Airport in Unity Township and in the reception lobby of the Latrobe Area Hospital in Latrobe. A separate freestanding drive-up teller staffed banking facility is attached to our Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

The corporation's business activities are limited to holding the stock of its subsidiary bank and the remaining discussion pertains to the activities of that bank.

The subsidiary bank offers the full range of banking services normally associated with the general commercial banking business. Services include extending credit, providing deposit services,
marketing   non-deposit   investments  and   offering   financial
counseling.   The ATM system described earlier is a part  of  the
MAC and Cirrus networks which permits the bank's customers access to an extensive regional and national network. The bank also has implemented a comprehensive electronic home-banking system. This product known as the Maxcess (at this point, there appears a service mark) SM Account, provides our customers with the option of paying bills through personal computer, screenphone, touchtone phone and even rotary phone. During 1997, the Maxcess (at this point, there appears a service mark)SM Check Card was introduced. The card can be used by customers at ATMs and have funds drawn electronically for purchases from merchants displaying a Mastercard or MAC symbol.

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

         CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations in the annual report to shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

Securities Portfolio
--------------------
The following table presents the composition of the securities portfolio at year end for the years indicated:

                                              Amortized Cost at December 31
                                            1997          1996           1995
                                            ----          ----           ----
U. S. Treasury securities and other
 U. S. Government agencies and
 corporations                         $81,067,566    $73,477,520    $77,094,930
Obligations of states and political
 subdivisions                          35,619,236     27,928,975     24,996,402
Other securities                        1,330,300        933,200        944,700
                                       ----------     ----------     ----------
 Total                               $118,017,102   $102,339,695   $103,036,032
                                     ============   ============   ============

Loans
-----
   Final loan maturities excluding consumer installment and mortgage loans and before unearned discount at December 31, 1997:
(in thousands)

                                         Within   One-Five     After
                                        One Year    Years    Five Years    Total
                                        --------   ------   ----------    -----
Commercial and Industrial               $ 9,574*  $ 8,918      $  560    $19,052
Real estate-construction                  3,179       332           -      3,511
Other                                     5,320**     817       9,100    $15,237
                                        -------    ------      ------    -------
 Totals                                 $18,073   $10,067      $9,660    $37,800
                                        =======    ======      ======    =======

Loans at fixed interest rates                     $ 4,337      $1,217    $ 5,554
Loans  at variable interest rates                   5,730         364      6,094
                                                   ------      ------    -------
                                                  $10,067      $1,581    $11,648
                                                   ======      ======    =======

*  Includes $246M of Commercial credit cards.
** Includes $2.5 million PHEAA loans with no fixed maturity date.

Non-performing Loans
--------------------
The following table details, for each of the most recent five years, the year end amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

Dec. 31, 1997
   Loans on non-accrual basis       $   23,172
   Loans past due 90 days or more      659,078
   Renegotiated loans                  948,128
                                    ----------
   Total                            $1,630,378
                                    ==========
Dec. 31, 1996
   Loans on non-accrual basis       $   23,172
   Loans past due 90 days or more      100,293
   Renegotiated loans                1,024,550
                                    ----------
   Total                            $1,148,015
                                    ==========
Dec. 31, 1995
   Loans on non-accrual basis       $  569,564
   Loans past due 90 days or more       89,824
   Renegotiated loans                  466,217
                                    ----------
   Total                            $1,125,605
                                    ==========
Dec. 31, 1994
   Loans on non-accrual basis       $  662,111
   Loans past due 90 days or more      395,654
   Renegotiated loans                  158,057
                                    ----------
   Total                            $1,215,822
                                    ==========
Dec. 31, 1993
   Loans on non-accrual basis       $  211,526
   Loans past due 90 days or more       65,485
   Renegotiated loans                  166,784
                                    ----------
   Total                            $  443,795
                                    ==========
At present no other loans which are outstanding present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 1997 the corporation had no other real estate owned and no in-substance foreclosures.

Effect of non-accrual loans on interest income during 1997 is as follows:

                                             Non-accrual
                                                Loans
                                               -------
Gross amount of interest that would have
   been recorded at original rates            $  2,317
Less: Interest that was reflected in income          -
                                              --------
Net reduction to interest income              $  2,317
                                              ========

Summary of Loan Loss Experience
-------------------------------
The table below provides an analysis of the allowancee for loan losses for the five years ended December 31, 1997:

                                                                       December 31,
                                               1997          1996          1995          1994          1993

Loans outstanding at beginning of year,
net of unearned income                    $159,935,523  $144,288,002  $139,066,657  $125,575,221  $116,792,991
                                          ============  ============  ============  ============  ============
Average loans outstanding                 $169,849,234  $151,056,637  $142,697,066  $130,041,170  $123,225,194
Allowance for loan losses:                ============  ============  ============  ============  ============
Balance, beginning of year                $  2,035,818  $  2,081,700  $  2,077,553  $  1,968,014  $  1,740,713
                                          ------------  ------------  ------------  ------------  ------------
Loans charged off:
Commercial, industrial & other                   4,859             -             -             -             -
Installment and charge card                    437,003       170,719        97,089        46,873        50,794
Real estate                                      6,446         3,233          -           40,009        92,771
                                               -------       -------        ------       -------       -------
   Total loans charged off                     448,308       173,952        97,089        86,882       143,565
                                               -------       -------        ------       -------       -------
Recoveries:
Commercial, industrial & other                    -             -             -             -             -
Installment and charge card                     22,669        23,070        10,884         7,637        10,866
Real estate                                      2,072          -              352         8,784          -
                                               -------       -------        ------       -------       -------
   Total recoveries                             24,741        23,070        11,236        16,421        10,866
                                               -------       -------        ------       -------       -------
  Net loans charged off                        423,567       150,882        85,853        70,461       132,699
Provision charged to expense                   270,000       105,000        90,000       180,000       360,000
                                               -------       -------       -------       -------       -------
Balance, end of year                      $  1,882,251   $ 2,035,818   $ 2,081,700   $ 2,077,553   $ 1,968,014
                                          ============   ===========   ===========   ===========   ===========
Ratios:
Net charge-offs as a percentage
of average loans outstanding                       .25%          .10%          .06%          .05%          .11%

Allowance for  loan losses
as a percentage of average loans
outstanding                                       1.11          1.35          1.46          1.60          1.60


Management review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a monthly basis and is considered in conjunction with current economic conditions and the current requirements of the appropriate regulatory agencies.

As a result of this on-going study, management believes that the reserve amount shown for December 31, 1997 is adequate to  offset
the   expense   which   may  exist   as   a   result   of   under
collateralization or uncollectibility.

Deposits
--------
The following table presents average deposits by type and the average interest rates paid as of 1997, 1996 and 1995:

                                                         December 31,
                                       1997                  1996                  1995
                                 Average   Average    Average    Average    Average    Average
                                 Balance  Rate Paid   Balance   Rate Paid   Balance   Rate Paid
Non-interest bearing demand   $ 34,124,049   -  %  $ 32,920,490    -  %  $ 32,128,560    -  %
Interest bearing demand         20,204,634  1.91     18,110,581   1.95     17,116,367   2.20
Money market                    42,542,349  4.07     39,754,528   3.79     40,662,832   3.85
Savings                         44,871,628  3.09     44,744,695   3.03     42,721,554   3.05
Time                           108,744,105  5.41     97,004,511   5.34     92,126,830   5.44
                              ------------          -----------           -----------

      Total                   $250,486,765  3.75%  $232,534,805   3.61%  $224,756,143   3.67%
                              ============         ============           ===========

Remaining maturities of certificates of deposit $100,000 or more:

                                                           December 31,
                                         1997                 1996               1995
                                    Amount   Percent     Amount   Percent   Amount    Percent
Remaining maturity:
3 months or less                 $12,602,770  40%     $ 7,136,310  28%   $ 5,614,025   27%
Over 3 through 6 months            4,452,058  14        2,830,951  11      1,313,545    6
Over 6 months through 12 months    2,628,559   8        2,047,722   8      1,628,908    8
Over 12 months                    11,796,885  38       13,319,276  53     12,453,765   59
                                  ----------  --       ----------  --     ----------   --

    Total                        $31,480,272 100%     $25,334,259 100%   $21,010,243  100%
                                  ==========           ==========         ==========


Item 2.  Properties
         ----------
         All of the corporation's banking and support facilities are owned and free of liens and encumbrances with the exception of one (1) banking office and an adjacent drive-up facility, both of which are leased. All of the properties are used in their entirety for banking purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the corporation and the bank. During 1997, existing corporate offices expanded onto the third floor of the former Plaza Hotel property which was immediately adjacent to and is now part the bank's corporate headquarters. The first and second floors of the building will be finished at a later date as the demand for additional space becomes apparent.

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

Name                       Age     Present and Previous Positions
------------------------------------------------------------------
Louis A. Steiner            67     Chairman of the board
                                   (1977 to present),
                                   chief executive officer
                                   (1977 to 1997)

Louis T. Steiner            36     Vice chairman and chief executive
                                   officer (November 1997 to present)
                                   vice chairman (December 1995 to
                                   present), vice president (January
                                   1994 to November 1995), assistant
                                   vice president (January 1993 to
                                   December 1993)

Gregg E. Hunter             39     Vice chairman and chief financial
                                   officer (December 1995 to present),
                                   vice president and chief financial
                                   officer (January 1994 to November
                                   1995), assistant secretary/treasurer
                                   (January 1993 to November 1995),
                                   assistant vice president and
                                   controller (January 1993 to December
                                   1993)

Edwin P. Cover              61     President and chief banking
                                   officer (October 1989 to present)


Wendy S. Schmucker          29     Secretary/treasurer and vice president,
                                   manager corporate administration
                                   November 1997 to present), assistant
                                   vice president and managing corporate
                                   officer (December 1997 to present),
                                   assistant secretary/treasurer and
                                   corporate and financial administrative
                                   officer (December 1995 to November 1996),
                                   corporate administrator (January 1995
                                   to November 1995) and administrative
                                   assistant (February 1992 to December 1994)


Ryan M. Glista              30     Vice president and comptroller
                                   (November 1997 to present),
                                   assistant vice president and
                                   controller (December 1995 to
                                   (November 1997), corporate
                                   accountant (June 1994 to
                                   December 1995)

Part II


Item  5.    Market for Registrant's Common Stock and Related Security
            Holder Matters
            ------------------------------------------------------------
            Information   appearing  in  the  annual   report   to
            shareholders for the fiscal year ended December 31, 1997 on page 20 is incorporated herein by reference in response
            to  this  item.   As  of  March 13,  1998  there  were  526
            shareholders of record of the registrant's common stock. The number of beneficial shareholders is approximately 650.


Item 6.     Selected Financial Data
            -----------------------
            Information   appearing  in  the  annual   report   to
            shareholders for the fiscal year ended December 31, 1997 on page 21 is incorporated herein by reference in response to this item.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
            -----------------------------------------------------------
            Information   appearing  in  the  annual   report   to
            shareholders for the fiscal year ended December 31, 1997 on page 22 is incorporated herein by reference in response to this item.


Item  8.   Financial Statements and Supplementary Data
           -------------------------------------------
           The following information appearing in the annual report to shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference in response to this item.

                                                                    Annual
                                                                    Report
                                                                     Page
                                                                    ------
Report of Independent Certified Public Accountants...................  19
Financial Statements:
   Consolidated Balance Sheets as of December 31, 1997 and 1996......   6
   Consolidated Statements of Income for the Years Ended
   December 31, 1997, 1996, and 1995.................................   7
   Consolidated Statements of Changes in Shareholders' Equity for
   the Years Ended December 31, 1997, 1996 and 1995..................   8
   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995..................................   9
   Notes to Consolidated Financial Statements........................  10
   Quarterly Summary of Financial Data (Unaudited)...................  20


Item 9.   Disagreements on Accounting and Financial Disclosure
          ----------------------------------------------------
          None.

Part III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 21, 1998 on pages 5 thru 7 and from part I of this report on 10-K is incorporated herein by reference in response to this item.

          Based on a review of the applicable forms, there was no director,officer or beneficial owner of more than 10 percent of common stock who failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the most recent fiscal year or prior years.


Item 11.  Executive Compensation
          ----------------------
          Information  appearing  in the definitive  proxy  statement
          related  to      the annual meeting of shareholders  to  be
          held  April  21,  1998 on   page  12  is   incorporated
          herein by reference in response to this item.


Item  12.  Security  Ownership of Certain Beneficial  Owners  and
           Management
           ------------------------------------------------------
           Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 21, 1998 on page 8 is incorporated herein by reference in response to this item.


Item  13.  Certain Relationships and Related Transactions
           ----------------------------------------------
           Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 21, 1998 on page 15 is incorporated herein by reference to this item.

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

       3.4          Amendment to Articles of         Exhibit A to definitive
                    Incorporation                    Proxy Statement filed
                                                     for the meeting of
                                                     shareholders held on
                                                     April 15, 1997


      13            Annual Report to Shareholders
                    for the Fiscal Year Ended
                    December 31, 1997

      21            Subsidiary of the Registrant

      22 Commercial National Financial Corporation 1998 Annual Proxy Statement to Shareholders

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


       March 23, 1998

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
Nationally Chartered Bank

      Pursuant  to  the  requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY                                             DATE
----------------------                                          ----------
/s/ Louis A. Steiner                                          MARCH 23, 1998
--------------------
Louis A. Steiner, Chairman of the Board and Director

/s/ Louis T. Steiner                                          MARCH 23, 1998
--------------------
Louis T. Steiner, Vice Chairman of the Board and Director

/s/ Gregg E. Hunter                                           MARCH 23, 1998
-------------------
Gregg E. Hunter, Vice Chairman of the Board and Director

/s/ Edwin P. Cover                                            MARCH 23, 1998
------------------
Edwin P. Cover, President and Director

/s/ Wendy S. Schmucker                                        MARCH 23, 1998
-------------------------
Wendy S. Schmucker, Secretary/Treasurer

/s/ William M. Charley                                        MARCH 23, 1998
--------------------
William M. Charley, Director

/s/ George A. Conti, Jr.                                      MARCH 23, 1998
------------------------
George A. Conti, Jr., Director

/s/ Richmond H. Ferguson                                      MARCH 23, 1998
------------------------
Richmond H. Ferguson, Director

/s/ Dorothy S. Hunter                                         MARCH 23, 1998
---------------------
Dorothy S. Hunter, Director

/s/ Frank E. Jobe                                             MARCH 23, 1998
------------------
Frank E. Jobe, Director

/s/ Roy M. Landers                                            MARCH 23, 1998
------------------
Roy M. Landers, Director

/s/ John C. McClatchey                                        MARCH 23, 1998
----------------------
John C. McClatchey, Director

/s/ Joseph A. Mosso                                           MARCH 23, 1998
-------------------
Joseph A. Mosso, Director

/s/ Debral L. Spatola                                         MARCH 23, 1998
-----------------------
Debra L. Spatola, Director

/s/ George V. Welty                                           MARCH 23, 1998
-------------------
George V. Welty, Director

/s/ C. Edward Wible                                           MARCH 23, 1998
-------------------
C. Edward Wible, Director

(The following caption appears at the bottom of the page about three-quarters of the way down.)




The corporation will provide without charge to any shareholder  a copy  of  its 1997 annual report on form 10-K as required  to  be
filed  with  the  Securities and Exchange  Commission.   Requests
should be made in writing to:


COMMERCIAL NATIONAL FINANCIAL CORPORATION
STOCK TRANSFER DEPARTMENT
P.O. BOX 429
LATROBE, PA  15650