Form 10-Q
period 1998-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1998-05-12
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended MARCH 31, 1998


Commission file number 0-18676


           COMMERCIAL NATIONAL FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                       25-1623213
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

  900 LIGONIER STREET LATROBE, PA                   15650
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:    (724) 539-3501



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



  CLASS                            OUTSTANDING AT APRIL 30, 1998

Common Stock, $2 Par Value         1,800,000 Shares

                              INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          Included in Part I of this report:
                                                       Page
          Commercial National Financial Corporation
            Consolidated Balance Sheets                 3
            Consolidated Statements of Income           4
            Consolidated Statements of Changes in
               Shareholders' Equity                     5
            Consolidated Statements of Cash Flows       6

            Notes to Consolidated Financial Statements  7



ITEM 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations    8



                     PART II - OTHER INFORMATION


Other Information                                      14

Signatures                                             15

                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                              March 31     December 31
                                                1998            1997
ASSETS
  Cash and due from banks                 $   7,095,862   $   9,711,026
  Interest bearing deposits with
     other banks                                142,159         130,937
                                           -----------------------------
       Total cash and due from banks          7,238,021       9,841,963

  Federal funds sold                                  -               -
  Investment securities available for sale   56,370,989      54,267,314
  Investment securities held to maturity
  (Market value $61,780,045 in 1998 and
  $65,691,241 in 1997)                       60,082,430      64,114,775

  Loans (all domestic)                      185,106,344     183,639,085
  Less unearned income                         (148,348)       (157,928)
  Less allowance for loan losses             (1,862,256)     (1,882,251)
                                           -----------------------------
       Net loans                            183,095,740     181,598,906

  Premises and equipment                      6,132,952       5,990,786
  Other assets                                4,079,416       3,928,212
                                           -----------------------------
     Total Assets                          $316,999,548    $319,741,956
                                           =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits (all domestic):
   Non-interest bearing                    $ 35,688,572    $ 35,968,693
   Interest bearing                         220,903,706     224,721,064
                                           -----------------------------
       Total deposits                       256,592,278     260,689,757

  Short-term borrowings                      13,850,000      17,850,000
  Long-term borrowings                        5,000,000               -
  Other liabilities                           2,193,481       2,757,188
                                           -----------------------------
       Total Liabilities                    277,635,759     281,296,945
                                           -----------------------------
  Shareholders' equity:
   Common stock, par value $2; 10,000,000
   shares authorized; 1,800,000 issued
   and outstanding                            3,600,000       3,600,000

  Retained earnings                          35,424,448      34,604,120

  Unrealized gain/(loss) on
   available for sale - net of deferred
   taxes of $174,812 in March 1998 and
   $124,096 in December 1997                    339,341         240,891
                                           -----------------------------
     Total Shareholders' Equity              39,363,789      38,445,011
                                           -----------------------------
       Total Liabilities and
       Shareholders' Equity                $316,999,548    $319,741,956
                                           =============================


The accompanying notes are an integral part of these consolidated financial statements.

                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME


                                                 March 31    March 31
                                                   1998        1997
INTEREST INCOME:
Interest and fees on loans                    $4,196,989  $3,563,367
Interest and dividends on investments:
   Taxable interest                            1,256,973   1,188,984
   Interest exempt from federal
     income tax                                  470,000     372,765
   Interest on federal funds sold                    940      14,766
   Interest on bank deposits                       1,431       2,125
                                              -----------------------
     Total interest income                     5,926,333   5,142,007

INTEREST EXPENSE
Interest on deposits                           2,379,222   2,195,868
Interest on short-term borrowings                215,592      27,350
Interest on long-term borrowings                  47,630           -
                                              -----------------------
     Total interest expense                    2,642,444   2,223,218

NET INTEREST INCOME                            3,283,889   2,918,789

Provision for loan losses                         90,000      45,000
                                              -----------------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                      3,193,889   2,873,789

OTHER INCOME
Asset management and trust income                 75,807      25,922
Service charges on deposit accounts              133,041     135,373
Other service charges and fees                   154,080     102,411
Net Securities gains                              11,271           -
Other income                                      84,312      78,594
                                              -----------------------
     Total other income                          458,511     342,300

OTHER EXPENSES
Salaries and employee benefits                 1,206,906   1,182,498
Net occupancy expense                            150,888     142,471
Furniture and equipment expense                  142,115     159,236
Pennsylvania shares tax                           72,814      67,419
Other expense                                    517,349     489,358
                                              -----------------------
     Total other expenses                      2,090,072   2,040,982

INCOME BEFORE TAXES                            1,562,328   1,175,107
Applicable income taxes                          382,000     284,000
                                              -----------------------
NET INCOME                                    $1,180,328  $  891,107
                                              =======================
Average Shares Outstanding                     1,800,000   1,800,000
                                              =======================
EARNINGS PER SHARE                            $      .66  $      .50
                                              =======================
CASH DIVIDENDS DECLARED PER SHARE             $      .20  $      .16
                                              =======================

The accompanying notes are an integral part of these consolidated financial statements.

                      COMMERCIAL NATIONAL FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                 March 31        March 31
                                                   1998            1997
                                            --------------------------------
Net Income                                  $  1,180,328        $   891,107
Other comprehensive income, net of tax:
  unrealized gain/(loss) on securities
  available for sale - net of deferred
  taxes of $50,716 in March 1998 and
  $(86,232) in March 1997.                        98,450           (167,393)
                                            --------------------------------
                                            $  1,278,778        $   723,714
                                            ================================

            The corporation has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and it's components in a full set of financial statements.

                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          Unrealized
                                                                          Gain/(Loss)
                                                                         on Investment
                                                            Additional     Securities             Total
                                   Common      Paid-in       Retained      Available           Shareholders'
                                   Stock       Capital       Earnings       for Sale               Equity
Balance at December 31, 1996   $3,600,000      $    -    $ 31,777,511       $  10,743          $35,388,254

   Net income                           -           -         891,107               -              891,107

   Cash dividends declared
   ($.16 per share)                     -           -        (288,000)              -             (288,000)

Net change in unrealized
gain/(loss) on investment
securities AFS net of taxes             -           -               -        (167,393)            (167,393)

                               ----------------------------------------------------------------------------
Balance at March 31, 1997      $3,600,000      $    -     $ 32,380,618      $(156,650)         $35,823,968
                               ============================================================================


Balance at December 31, 1997   $3,600,000      $    -     $ 34,604,120      $ 240,891          $38,445,011

   Net income                           -           -        1,180,328              -            1,180,328

   Cash dividends declared
   ($.20 per share)                     -           -         (360,000)             -             (360,000)

Net change in unrealized
gain/(loss) on investment
securities AFS net of taxes             -           -                -         98,450               98,450

                               ----------------------------------------------------------------------------
Balance at March 31, 1998      $3,600,000      $    -      $35,424,448      $ 339,341          $39,363,789
                               ============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For Three Months
                                                        Ended March 31

                                                      1998            1997

OPERATING ACTIVITIES
 Net income                                      $ 1,180,328    $   891,107
 Adjustments to reconcile net income to net
     cash from operating activities:
 Depreciation and amortization                       144,986        156,717
 Provision for loan losses                            90,000         45,000
 Net accretion/(amortization) of securities
 and loan fees                                        27,176         30,682
 Increase in interest receivable                    (126,784)      (327,236)
 Decrease in interest payable                       (197,617)      (105,576)
 Increase in taxes payable                           147,812         72,975
 Decrease in other liabilities                      (513,901)      (497,777)
 (Increase)Decrease in other assets                  (75,136)         29,566
 Net security gains                                  (11,271)              -
                                                   --------------------------
        Net cash provided by operating activities    665,593         295,458
                                                   --------------------------

INVESTING ACTIVITIES
 Net(increase)decrease in deposits
     with other banks                                (11,222)         24,622
 Net decrease in fed funds sold                            -               -
 Purchase of securities AFS                       (2,735,950)     (7,106,069)
 Purchase of securities HTM                       (1,966,778)     (3,511,793)
 Maturities and calls of securities AFS              757,215       4,000,000
 Maturities and calls of securities HTM            6,000,000         860,000
 Net increase in loans                            (1,579,391)     (2,415,744)
 Purchase of premises and equipment                 (287,152)       (173,703)
                                                  ---------------------------
      Net cash used in investing activities          176,722      (8,325,687)
                                                  ---------------------------

FINANCING ACTIVITIES
 Net increase(decrease)in deposits                (4,097,479)       7,016,698
 Net increase(decrease)in other
   short-term borrowings                          (4,000,000)       1,100,000
 Net increase in long-term borrowings              5,000,000                -
 Dividends paid                                     (360,000)        (288,000)
                                                  ----------------------------
      Net cash provided by financing activities   (3,457,479)       7,828,698
                                                  ----------------------------
                                                  (2,615,164)        (201,531)

Cash and cash equivalents at beginning of year     9,711,026        8,839,707
                                                  ----------------------------
Cash and cash equivalents at end of quarter     $  7,095,862     $  8,638,176
                                                  ============================

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
      Interest                                  $  2,840,061     $  2,328,794
                                                  ============================
      Income Taxes                              $    319,000     $    200,000
                                                  ============================

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998

   Note 1  Management Representation
   ------  -------------------------
   The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1997, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and 1997, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1998 and 1997. The results of the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

   Note 2  Allowance for Loan Losses
   ------  ----------------------------------
   Description of changes:

                                                1998           1997

   Allowance balance January 1              $1,882,251     $2,035,818

   Additions:
   Provision charged to operating expenses      90,000          45,000
   Recoveries on previously charged off
    loans                                        1,968           3,242

   Deductions:
   Loans charged off                          (111,963)        (65,848)
                                            ---------------------------
   Allowance balance March 31               $1,862,256      $2,018,212
                                            ===========================

   ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------
   First  Three Months of 1998 as compared to the First Three Months of 1997
   -----------------------------------------------------------------

   Pre-tax net income for the first three months of 1998 was $1,562,328 compared to $1,175,107 during the same period of 1997, representing a 32.95% increase.

   Interest income was $5,926,333, an increase of 15.25%. The loan return rate increased twenty-two (22) basis points to 9.07% and the securities return rate increased one (1) basis point to 5.96%. As a result, the return rate on total average earning assets increased seventeen (17) basis points to 7.87%. Average earning asset volume rose $34,529,095, a 12.92% increase.

   Interest expense was $2,642,444, an increase of 18.86%. The cost rate on average interest-bearing liabilities was 4.40%, a seventeen (17) basis point increase from a year ago. Average interest-bearing liabilities volume rose $29,639,893, an increase of 14.09%.

   Net interest income rose 12.51% to $3,283,889, and represented 4.15% of average total assets compared to 4.17% during the first three months of 1997.

   The average allowance for loan losses declined 8.06% to $1,870,335. By comparison, total average loans grew 14.92% during the same
   period.   The  1998 first three months provision for loan  losses
   was $90,000, compared to $45,000 for the first three months of 1997, a 100% increase.

   Net interest income after the application of the provision for loan losses grew $320,100 to $3,193,889, representing a 4.04% return on total average assets compared to 4.10% for the first three months of 1997.

   Non-interest income increased 33.95% to $458,511. Asset management and trust fees totaled $75,807. Service charges on deposit accounts declined 1.72% to $133,041. Other service charges and fees rose 50.45% reaching $154,080. Other income declined 7.28% to $84,312. Securities gains of 11,271 were realized on called investments.

   Non-interest expense reached $2,090,072, an increase of 2.41%, or $49,090, while total average assets grew 12.93%. Personnel costs rose 2.06%, a $24,408 increase. Net occupancy expense rose 5.91%, or $8,417. Furniture and equipment expense declined 10.75%, representing a cost decrease of $17,121. Pennsylvania shares tax expense was $72,814, an increase of 8.00%. Other expense rose 5.72%, an increase of $27,991.

   ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS (continued)
   ---------------------------------
   First Three Months of 1998 as compared to the First Three Months of 1997 continued
   -----------------------------------------------------------------

   Federal income tax on total first three months earnings was $382,000 compared to $284,000 a year ago. Net income after taxes increased $289,221 to $1,180,328, an increase of 32.46%. The annualized return on average assets was 1.49% for the first three months of 1998 compared to 1.27% for the three months ended March 31, 1997. The annualized return on average equity through March
   31, 1998 was 12.14% and had been 10.01% through the first three months of 1997.

   ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)

   RESULTS OF OPERATIONS (Continued)
   ---------------------------------
   LIQUIDITY
   ---------

   Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $53,804,337 with net unrealized gains of $514,513 on March 31, 1998.

   During the first three months of 1998, average interest-bearing liabilities increased $29,639,893 over the same period in 1997. Investments maturing within one year were 7.40% of total assets on March 31, 1998 and 6.53% on March 31, 1997.

   Average loans grew by $24,037,052 and the average securities portfolio (including federal funds sold) increased $10,492,043.


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

   ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)

   RESULTS OF OPERATIONS (Continued)
   ---------------------------------

   INTEREST SENSITIVITY (In thousands)
   -----------------------------------
   The following table presents this information as of March 31, 1998 and December 31, 1997:


                                        March 31, 1998
                     0-30  DAYS   31-90 DAYS   91-180 DAYS  181-365 DAYS  1 - 5 YEARS  OVER 5 YRS
Interest sensitive
assets               $  49,601    $   6,696    $   7,385    $  22,065    $ 122,204    $ 91,152
Interest sensitive
liabilities          $  14,279    $  23,932    $  26,794    $  47,150    $ 110,324    $ 17,275
Interest sensitivity --------------------------------------------------------------------------
gap                  $  35,322    $ (17,236)   $ (19,409)   $ (25,085)   $  11,880    $ 73,877
                     ==========================================================================
Cumulative gap                    $  18,086    $  (1,323)   $ (26,408)   $ (14,528)   $ 59,349
Ratio of cumulative gap           =============================================================
to earning assets                     6.00%       (0.44%)      (8.75%)      (4.82%)     19.67%
                                  =============================================================


                                         December 31, 1997
                     0-30  DAYS   31-90 DAYS  91-180 DAYS 181-365 DAYS  1 - 5 YEARS   OVER 5 YRS
Interest sensitive
assets               $  50,363    $   6,582    $  11,657    $  17,290    $ 123,613    $ 90,953
Interest sensitive
liabilities          $  19,944    $  29,790    $  26,938    $  35,667    $ 112,426    $ 17,806
Interest sensitivity --------------------------------------------------------------------------
gap                  $  30,419    $ (23,208)   $ (15,281)   $ (18,377)   $  11,187    $ 73,147
                     ==========================================================================
Cumulative gap                    $   7,211    $  (8,070)   $ (26,447)   $ (15,260)   $ 57,887
Ratio of cumulative gap           =============================================================
to earning assets                     2.39%       (2.67%)      (8.75%)      (5.05%)     19.16%
                                  =============================================================

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of March 31, 1998 with that of March 31, 1997. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of March 31, 1998 the corporation had no other real estate owned and no in-substance foreclosures.

                                                   At March 31
                                               1998              1997

Non-performing Loans:
Loans on non-accrual basis                $         -       $    23,172
Past due loans                                371,859           170,468
Renegotiated loans                            930,547         1,002,802
       Total Non-performing Loans         $ 1,302,406       $ 1,196,442
Other real estate owned                             -           272,919

       Total non-performing assets        $ 1,302,406       $ 1,469,361

Loans outstanding at end of period        $184,957,996      $162,279,648
Average loans outstanding (year-to-date) $185,173,201 $161,136,149 Non-performing loans as percent of total
loans                                             .70%              .91%
Provision for loan losses                 $     90,000      $     45,000

Net charge-offs as percent of average
loans                                             .06%              .04%
Provision for loan losses as
percent of net charge-offs                      81.82%            71.88%
Reserve for losses as
percent of average loans outstanding             1.01%             1.25%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first three months of 1998 averaged $38,877,932 which represented an increase of $3,252,179 over the average capital of $35,625,753 recorded in the same period of 1997. These capital levels represented a capital ratio of 12.30% in 1998 and 12.71% in 1997. When the loan loss allowance is included, the 1998 capital ratio becomes 12.90%.

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that:
(1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be
maintained.    As  of  March  31,  1998,  the  corporation,  under   these
guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 21 22% and 22.23% respectively. The leverage ratio was 12.35%.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at March 31, 1998 (Dollar amounts in thousands)

                                                           Percent
                                                         of Adjusted
                                              Amount       Assets
                                              ------     -----------
Tier I Capital                              $ 39,024        21.22
Tier I Capital Requirement                     7,356         4.00

Total Equity Capital                        $ 40,887        22.23
Total Equtiy Capital Requirement              14,713         8.00

--------------------------------------------------------------------

Leverage Capital                            $ 39,024        12.35
Leverage Requirement                          12,638         4.00

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



                                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                       (Registrant)






Dated:  May 11, 1998             [S] Louis T. Steiner
                                 ------------------------
                                 Louis T. Steiner
                                 Chief Executive Officer




Dated:  May 11, 1998             [S] Wendy S. Schmucker
                                 ------------------------
                                 Wendy S. Schmucker
                                 Secretary/Treasurer

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (724) 539-3501

Banking Subsidiary:

Commercial National Bank of Westmoreland County
BANKING OFFICES
Latrobe Area
  900 Ligonier Street              (724) 539-3501
  1900 Lincoln Avenue              (724) 537-9980
  11 Terry Way *                   (724) 539-9774

Pleasant Unity
  Church Street *                  (724) 423-5222

Ligonier
  201 Main Street *                (724) 238-9538

West Newton
  109 East Main Street *           (724) 872-5100

Greensburg Area
  Georges Station Road *           (724) 836-7698
  19 North Main Street             (724) 836-7699

  Asset Management and             (724) 836-7670
  Trust Division
  19 North Main Street

Drive-up Facility
Latrobe
  Lincoln Road at
  Josephine Street *               (724) 537-9927

Murrysville
  4785 Old William Penn Highway*   (724) 733-4888

* Automatic Teller Facilities

Automatic Teller Facilities also located at Latrobe Area Hospital, Westmoreland County Airport, and Saint Vincent College

Touchtone Teller 24-hour banking service:    Website Address:
(724)537-9977                                www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.