Form 10-Q
period 1998-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1998-08-12
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 1998


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



CLASS                                  OUTSTANDING AT JULY  31, 1998

Common Stock, $2 Par Value              1,800,000 Shares

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:

Page
           Commercial National Financial Corporation
             Consolidated Balance Sheets                         3
             Consolidated Statements of Income                   4
             Consolidated Statements of Changes in
               Shareholders' Equity                              5
             Consolidated Statements of Cash Flows               6

             Notes to Consolidated Financial Statements          7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations         8



                  PART II - OTHER INFORMATION


Other Information                                               14

Signatures                                                      16

                            COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

                                             June 30      December 31
                                              1998             1997
ASSETS
 Cash and due from banks                  $  9,017,213   $  9,711,026
 Interest bearing deposits with
 other banks                                   182,023        130,937
                                            --------------------------
     Total cash and due from banks           9,199,236      9,841,963

 Federal funds sold                            125,000              -
 Investment securities available for sale   54,196,363     54,267,314
 Investment securities held to maturity
 (Market value $55,708,575 in 1998 and
 $68,021,006 in 1997)                       55,319,951     64,114,775

 Loans (all domestic)                      185,216,479    183,639,085
 Less unearned income                         (117,068)      (157,928)
 Less reserve for possible loan losses      (1,840,046)    (1,882,251)
                                           ---------------------------
     Net loans                             183,259,365    181,598,906

 Premises and equipment                      6,268,923      5,990,786
 Other assets                                3,999,623      3,928,212

     Total Assets                         $312,368,461   $319,741,956
                                           ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits (all domestic):
 Non-interest bearing                     $ 40,116,770   $ 35,968,693
 Interest bearing                          219,816,349    224,721,064
                                           ---------------------------
     Total deposits                        259,933,119    260,689,757

 Short-term borrowings                       5,000,000     17,850,000
 Long-term borrowings                        5,000,000              -
 Other liabilities                           2,283,330      2,757,188
                                           ---------------------------
     Total Liabilities                     272,216,449    281,296,945
                                           ---------------------------
 Shareholders' Equity:
 Common stock, par value $2
 Authorized shares 10,000,000; issued
 and outstanding 1,800,000 shares            3,600,000      3,600,000

 Retained earnings                          36,212,627     34,604,120
 Accumulated other comprehensive income        339,385        240,891
                                          ----------------------------
  Total Shareholders' Equity                40,152,012     38,445,011
                                          ----------------------------
     Total Liabilities and
     Shareholders' Equity                 $312,368,461   $319,741,956
                                           ===========================


The accompanying notes are an integral part of these consolidated financial statements.


                                      COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENT OF INCOME
                                              Three Months                Six Months
                                             Ending June 30             Ending June 30
                                            1998        1997           1998         1997
INTEREST INCOME:
 Interest and fees on loans              $4,219,041  $3,777,633     $8,416,030  $ 7,341,000
 Interest and dividends on investments:
    Taxable interest                      1,191,126   1,228,865      2,448,099    2,417,849
    Interest exempt from federal
     income tax                             479,159     416,694        949,159      789,459
    Interest on federal funds sold            9,933       8,380         10,873       23,146
    Interest on bank deposits                 1,975       2,085          3,406        4,210
                                          -------------------------------------------------
      Total Interest Income               5,901,234   5,433,657     11,827,567   10,575,664

INTEREST EXPENSE
 Interest on deposits                     2,351,559   2,304,584      4,730,781    4,500,162
 Interest on short-term borrowings          142,211      61,694        357,803       89,334
 Interest on long-term borrowings            71,055           -        118,685            -
                                          --------------------------------------------------
     Total interest expense               2,564,825   2,366,278      5,207,269    4,589,496

NET INTEREST INCOME                       3,336,409   3,067,379      6,620,298    5,986,168
PROVISION FOR POSSIBLE LOAN LOSSES          105,000      60,000        195,000      105,000
                                          --------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                3,231,409   3,007,379      6,425,298    5,881,168

OTHER INCOME
 Asset management and trust income           56,940      45,621        132,747       71,543
 Service charges on deposit accounts        148,469     147,833        281,510      283,206
 Other service charges and fees             122,564     110,799        276,644      213,210
 Securities gains/(losses)                        -           -         11,271            -
 Other income                                80,137      80,779        164,450      159,373
                                          --------------------------------------------------
     Total Other Income                     408,110     385,032        866,622      727,332

OTHER EXPENSES
 Salaries and employee benefits           1,216,727   1,123,979      2,423,633    2,306,477
 Net occupancy expense                      157,800     127,684        308,688      270,155
 Furniture and equipment expense            162,618     168,649        304,733      327,885
 Pennsylvania shares tax                     77,930      70,257        150,744      137,676
 Other expense                              521,267     532,263      1,038,615    1,021,621
                                          --------------------------------------------------
     Total Other Expenses                 2,136,342   2,022,832      4,226,413    4,063,814

INCOME BEFORE TAXES                       1,503,177   1,369,579      3,065,507    2,544,686
 Applicable income taxes                    355,000     327,000        737,000      611,000
                                          --------------------------------------------------
NET INCOME                               $1,148,177  $1,042,579     $2,328,507   $1,933,686
                                          ==================================================
Average Shares Outstanding                1,800,000   1,800,000      1,800,000    1,800,000
                                          ==================================================
EARNINGS PER SHARE                       $      .64  $      .58     $     1.29   $     1.07
                                          ==================================================
CASH DIVIDENDS DECLARED PER SHARE        $      .20  $      .18     $      .40   $      .34
                                          ==================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                         Accumulated
                                                                             Other         Total
                                 Common      Retained   Comprehensive    Comprehensive   Shareholders'
                                  Stock      Earnings       Income           Income        Equity

Balance at
December 31, 1996             $3,600,000   $31,777,511     $        -     $   10,743     $35,388,254

Comprehensive income:
Net income                             -     1,933,686      1,933,686              -       1,933,686
Other comprehensive income,
  net of taxes
Unrealized gains/(losses) on
  investment securities AFS,
  net of reclassification adj          -             -        (42,792)       (42,792)        (42,792)
Total comprehensive income                                  1,890,894

Cash dividends
  declared ($.34 per share)            -      (612,000)                            -        (612,000)
                              ------------------------------------------------------------------------
Balance at
June 30, 1997                 $3,600,000    $33,099,197                   $  (32,049)    $36,667,148
                              ========================================================================

Balance at
December 31, 1997             $3,600,000    $34,604,120    $        -     $  240,891     $38,445,011

Comprehensive income
Net Income                             -      2,328,507     2,328,507              -       2,328,507
Other comprehensive income
  net of taxes
Unrealized gains/(losses) on
  investment securities AFS,
  net of reclassification adj          -              -        98,494         98,494          98,494
Total comprehensive income                                  2,427,001

Cash dividends
  declared ($.40 per share)            -       (720,000)                           -        (720,000)
                              ------------------------------------------------------------------------
Balance at
June 30, 1998                 $3,600,000    $36,212,627                   $  339,385     $40,152,012
                              ========================================================================

                                                                 1998         1997
Disclosure of reclassification amount:
  Unrealized holding gains/(losses) arising during period      $98,494    $(42,792)
  Less: reclassification adjustment for gains included in
      net income, net of taxes of 2,755 in 1998.                 8,516           -
                                                               ---------------------
  Net unrealized gains/(losses) on securities                  $89,978    $(42,792)
                                                               =====================

The accompanying notes are an integral part of these consolidated financial statements.

                                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For Six Months
                                                           Ended June 30
                                                        1998           1997
OPERATING ACTIVITIES
  Net Income                                        $2,328,507     $1,933,686
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                        297,740        317,309
  Provision for possible loan losses                   195,000        105,000
  Net(accretion)/amortization of securities
    and loan fees                                        6,517         25,571
  (Increase)decrease in interest receivable            170,871       (246,622)
  Increase(decrease) in interest payable               (85,201)        34,473
  Increase(decrease)in taxes payable                  (212,657)         8,442
  Decrease in other liabilities                       (385,064)      (347,474)
  (Increase)decrease in other assets                   (83,957)       373,323
  Net securities gains                                 (11,271)             -
                                                    --------------------------
     Net cash provided by operating activities       2,220,485      2,203,708
                                                    --------------------------
INVESTING ACTIVITIES
  Net(increase)decrease in deposits
   with other banks                                    (51,086)        49,871
  Net increase in fed funds sold                      (125,000)             -
  Purchase of securities AFS                        (2,735,950)   (13,058,220)
  Purchase of securities HTM                        (1,966,778)    (6,622,774)
  Maturities and calls of securities AFS             1,781,964      8,204,989
  Maturities and calls of securities HTM            11,875,000      4,245,000
  Sale of securities AFS                                     -              -
  Net increase in loans                             (1,789,933)    (8,994,330)
  Purchase of premises and equipment                  (575,877)      (439,138)
                                                    --------------------------
     Net cash used in investing activities           6,412,340    (16,614,602)
                                                    --------------------------
FINANCING ACTIVITIES
  Net increase(decrease)in deposits                   (756,638)    12,550,301
  Net increase(decrease)in short-term borrowings   (12,850,000)     2,200,000
  Net increase in long-term borrowings               5,000,000              -
  Dividends paid                                      (720,000)      (612,000)
                                                    --------------------------
      Net cash provided by financing activities     (9,326,638)    14,138,301
                                                    --------------------------
                                                      (693,813)     (272,593)

Cash and cash equivalents at beginning of year       9,711,026      8,839,707
                                                    --------------------------
Cash and cash equivalents at end of quarter       $  9,017,213   $  8,567,114
                                                    ==========================
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
   Interest                                       $  5,292,470   $  4,555,203
                                                    ==========================
   Income Taxes                                   $    793,400   $    454,000
                                                    ==========================


The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998

Note 1  Management Representation
---------------------------------
        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1997, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six month periods ended June 30, 1998 and 1997, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1998 and 1997. The results of the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 2   Reserve for Possible Loan Losses
-----------------------------------------
         Description of changes:
                                             1998                 1997

         Reserve balance January 1               $ 1,882,251     $2,035,819

         Additions:
          Provision charged to operating expenses    195,000        105,000
          Recoveries on previously charged off
           loans                                       5,030         11,829

          Deductions:
          Loans charged off                         (242,235)      (234,737)
                                                   -------------------------
          Reserve balance June 30                $ 1,840,046    $ 1,917,911
                                                   =========================

ITEM   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First Six Months of 1998 as compared to the First Six Months  of
1997
-----------------------------------------------------------------
Pre-tax net income for the first six months of 1998 was $3,065,508 compared to $2,544,686 during the same period of 1997, representing a 20.47% increase.

Interest income was $11,827,567, an increase of 11.84%. The loan return rate increased eight (8) basis points to 9.09% and the securities return rate increased two (2) basis points to 5.96%. As a result, the return rate on total average earning assets increased eleven (11) basis points to 7.89%. Average earning asset volume rose 27,868,080, a 10.25% increase.

Interest expense was $5,207,269, an increase of 13.46%. The cost rate on average interest-bearing liabilities was 4.39%, a ten
(10) basis point increase from a year ago. Average interest-bearing liability volume rose $23,328,902 an increase of 10.91%.

Net  interest  income rose 10 59% to $6,620,298  and  represented
4.20% of average total assets compared to 4.20% during the first six months of 1997.

The average reserve for loan losses decreased 6.40% to $1,866,128. By comparison, total average loans grew 13.65% during the same period. The 1998 first six months provision for loan losses was $195,000, compared to $105,000 for the first six months of 1997, an increase of 85.71%.

Net interest income after the application of the provision for possible loan losses grew 9.25% to $6,425,298, representing a 4.08% return on total average assets compared to 4.13% for the first six months of 1997.
Non-interest income increased 19.15% to $866,622. Asset management and trust fees totaled $132,747. Service charges on deposit accounts decreased .60% to $281,510. Other service charges and fees rose 29.75% reaching $276,644. Other income increased 3.19% to $164,450. Securities gains of $11,271 were realized on called investments.

Non-interest expense reached $4,226,413, an increase of 4.00%, or $162,599, while total average assets grew 10.63%. Personnel costs rose 5.08%, a $117,156 increase. Net occupancy expense rose 14.26%, or $38,533. Furniture and equipment expense declined 7.06%, representing a cost decrease of $23,152. Pennsylvania shares tax expense was $150,744, an increase of 9.49%. Other expense rose 1.66%, an increase of $16,994.

Federal income tax on total first six months earnings was $737,000 compared to $611,000 a year ago. Net income after taxes increased $394,821 to $2,328,507, an increase of 20.42%. The annualized return on average assets was 1.48% for the first six months of 1998 compared to 1.36% for the six months ended June
30, 1997. The annualized return on average equity through June 30, 1998 was 11.86% and had been 10.76% through the first six months of 1997.

ITEM   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three Months Ended June 30, 1998 as Compared to the Three Months Ended June 30, 1997
----------------------------------------------------------------
Pre-tax net income for the second quarter of 1998 rose 9.75% and was $1,503,177 compared to $1,369,579 during the same period of 1997.

Interest income was $5,901,234 an increase of 8.61%. The loan return rate decreased seven (7) basis points to 9.10%, the securities return rate increased two (2) basis points to 5.96% and the return rate on total average earning assets increased six
(6) basis points to 7.92%. Volume growth in total average earning assets was $21,818,592.

Interest expense was $2,564,825 an increase of 8.39%. The volume increase in average interest-bearing liabilities was $17,087,259.
Cost rate rose to 4.38%, a three (3) basis point increase from a year ago.

The average reserve for loan losses decreased 4.69% to $1,861,968, while total average loans grew 12.43%. The 1998 second quarter provision for loan losses was $105,000, compared to $60,000 for the second quarter of 1997, a 75.00% increase.

Net interest income after the application of the provision for possible loan losses grew 7.45% to $3,231,409 representing a 4.12% return on total average assets compared to 4.15% for the second quarter of 1997.

Non-interest income increased 23,078 or 5.99%, to $408,110. Service charges on deposit accounts increased .43% to $148,469. Other service charges and fees grew 10.62% to $122,564. Other income decreased .79% to $80,137. Asset management and trust income was $56,940.

Non-interest expense rose $113,510, a 5.61% increase, compared to total average asset growth of 8.44%. Personnel costs rose $92,748, a 8.25% increase. Net occupancy expense rose $30,116 a 23.59% increase. Furniture and equipment expense fell $6,031 a 3.58% decrease. Pennsylvania shares tax expense was $77,930, an increase of 10.92%. Other expense fell $10,996, a 2.07% decrease.

Federal income tax on total second quarter earnings was $355,000 compared to $327,000 a year ago. Net income after taxes grew $105,598 to $1,148,177, a 10.13% increase. The annualized return on average assets was 1.46% for the three months ended June 30, 1998 compared to 1.44% for the second quarter of 1997. The annualized return on average equity for the second quarter of 1998 was 11.58% compared to 11.49% for the second quarter of 1997.

ITEM   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale which amounted to $53,267,450 on June 30, 1998.

During the first six months of 1998, average interest-bearing liabilities increased $23,328,902 over the same period in 1997.
Investments maturing within one year were 3.35% of total assets on June 30, 1998 and 5.48% on June 30, 1997.

Average loans grew by $22,253,683 and the average securities portfolio including federal funds sold increased $5,614,397.


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

Repricing  periods  for the loans, securities,  interest  bearing deposits, non-interest bearing assets and non-interest bearing liabilities are based on contractual maturities, where applicable, as well as the corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest-bearing demand deposit accounts are subject to immediate withdrawal and therefore are presented as beginning to reprice in the earliest period presented in the "gap" table.

INTEREST
SENSITIVITY (In thousands)
--------------------------
The following table presents this information as of June 30, 1998 and December 31, 1997:



                                               June 30, 1998

                    0-30 DAYS  31-90 DAYS  91-180 DAYS 181-365 DAYS  1-5 YEARS  OVER 5 YRS
Interest sensitive
 assets               $ 47,203   $  4,853   $  11,054   $   24,613    $ 114,588   $ 90,078
Interest sensitive
 liabilities          $  9,954   $ 20,094   $  25,606   $   49,326    $ 107,740   $ 17,096
Interest sensitivity  ---------------------------------------------------------------------
  gap                 $ 37,249   $(15,241)  $ (14,552)  $  (24,713)   $   6,848   $ 72,982
                      =====================================================================
Cumulative  gap                  $ 22,008   $   7,456   $  (17,257)   $ (10,409)  $ 62,573
Ratio of cumulative gap          ==========================================================
 to earning assets                  7.46%       2.53%       (5.85%)      (3.53%)    21.21%
                                 ==========================================================



                                       December 31, 1997
                    0-30  DAYS  31-90 DAYS  91-180 DAYS 181-365 DAYS  1-5 YEARS   OVER 5 YRS
Interest sensitive
 assets               $  50,363  $  6,582    $   11,657    $  17,290   $ 123,613   $ 90,953
Interest sensitive
 liabilities          $  19,944  $ 29,790    $   26,938    $  35,667   $ 112,426   $ 17,806
Interest sensitivity  ----------------------------------------------------------------------
  gap                 $ 30,419   $(23,208)   $  (15,281)   $ (18,377)  $  11,187   $ 73,147
                      ======================================================================
Cumulative  gap                  $  7,211    $   (8,070)   $ (26,447)  $ (15,260)  $ 57,887
Ratio of cumulative gap          ===========================================================
 to earning assets                  2.39%        (2.67%)       (8.75%)    (5.05%)    19.09%
                                 ===========================================================

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of June 30, 1998 with that of June 30, 1997. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of June 30, 1998 the corporation had no other real estate owned and no in-substance foreclosures.

                                                        At June 30,
                                                  1998               1997

Non-performing Loans:
 Loans on non-accrual basis                $      28,074      $      23,172
 Past due loans                                  423,870            127,790
 Renegotiated loans                              911,943            985,948
                                               ----------------------------
       Total Non-performing Loans          $   1,363,887      $   1,136,910
 Other real estate owned                   $           -      $           -
                                               ----------------------------
       Total Non-performing Assets         $   1,363,887      $   1,136,910
                                               ============================
Loans outstanding at end of period         $ 185,099,411      $ 168,726,447
Average loans outstanding (year-to-date) $ 185,263,429 $ 163,009,746 Non-performing loans as percent of total
 loans                                              .74%               .67%
Provision for possible loan losses         $     195,000      $     105,000
Net charge-offs                            $     237,205      $     222,908
Net charge-offs as percent of average
 loans                                              .13%               .14%
Provision for possible loan losses as
 percent of net charge-offs                       82.21%             47.10%
Reserve for possible loan losses as
 percent of average loans outstanding               .99%              1.25%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first six months of 1998 averaged $39,279,736 which represented an increase of $3,324,640 over the average capital of $35,955,096 recorded in the same period of 1997. These capital levels represented a capital ratio of 12.46% in 1998 and 12.62 in 1997. When the loan loss reserve is included, the 1998 capital ratio becomes 13.05%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 1998, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 21.35% and 22.33% respectively. The leverage ratio was 12.70%.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at June 30, 1998 (Dollar amounts in thousands)

                                                              Percent
                                                            of Adjusted
                                                  Amount       Assets
                                                  ------    -----------
Tier I Capital                                  $ 39,813       21.35
Tier I Requirement                                 7,461        4.00

Total Equity Capital                            $ 41,653       22.33
Total Equity Capital Requirement                  14,921        8.00

-------------------------------------------------------------------------

Leverage Capital                                $ 39,813       12.70
Leverage Requirement                              12,539        4.00

YEAR 2000 ISSUES

In 1997, Commercial National Financial Corporation began
an assessment of analyzing any Year 2000 issues that may
affect  the  day  to  day  business  operations  of  the
corporation  or  the bank. The Year 2000  issue  is  the
result  of  computer programs being  written  using  two
digits  rather than four to define the applicable  year.
Based   on   management's  assessment,  the  corporation
believes  the  costs  associated  with  addressing   the
problem  are  not  expected to have a  material  adverse
impact  on  the  corporation's financial  position.  The
corporation  has been and will continue  to  devote  the
necessary  time and resources to resolve the  Year  2000
issue in a timely manner.





               PART II - OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS

           Not applicable.

  ITEM 2.  CHANGES IN SECURITIES

           Not applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    April 16, 1998 Annual Meeting of Shareholders

b.c.  Directors elected at the meeting and results of voting:

Director                 For    Against   Withheld  Abstentions

George A. Conti, Jr.  1,561,841             425
Edwin P. Cover        1,141,159         421,107
Frank E. Jobe         1,561,841             425
Roy M. Landers        1,561,841             425
C. Edward Wible       1,561,841             425

Continuing directors:

William M. Charley              Joseph A. Mosso
Richmond H. Ferguson            Debra L. Spatola
Dorothy S. Hunter               Louis A. Steiner
Gregg E. Hunter                 Louis T. Steiner
John C. McClatchey              George V. Welty



Ratification of the appointment of Stokes Kelly and  Hinds,  LLC, as independent auditors:
                         For    Against   Withheld  Abstained

                      1,566,021           6,245


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



                          COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                 (Registrant)






Dated:  August 7, 1998            /s/ LOUIS T. STEINER
                                  ---------------------
                                  Louis T. Steiner
                                  President and Chief Executive Officer




Dated:  August 7, 1998           /s/ WENDY S. SCHMUCKER
                                 -----------------------
                                 Wendy S. Schmucker
                                 Secretary/Treasurer

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (724) 539-3501


Banking Subsidiary:

Commercial National Bank of Westmoreland County

Banking Offices

Latrobe Area
 900 Ligonier Street                                   (724) 539-3501
 1900 Lincoln Avenue                                   (724) 537-9980
 11 Terry Way *                                        (724) 539-9774

Pleasant Unity
 Church Street *                                       (724) 423-5222

Ligonier
 201 Main Street *                                     (724) 238-9538

West Newton
 109 East Main Street *                                (724) 872-5100

Greensburg Area
 Georges Station Road *                                (724) 836-7600
 19 North Main Street                                  (724) 836-7699


Asset Management and                                   (724) 836-7670
Trust Division
 19 North Main Street

Drive-up Facility
  Latrobe
     Lincoln Road at
     Josephine Street *                                (724) 537-9927

Murrysville
  4785 Old William Penn Highway                        (724) 733-4888

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