Form 10-Q
period 1998-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1998-11-09
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended SEPTEMBER 30, 1998

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



CLASS                                   OUTSTANDING AT OCTOBER 31, 1998

Common Stock, $2 Par Value              1,800,000 Shares

                             INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:
                                                                 Page

           Commercial National Financial Corporation
             Consolidated Balance Sheets                           3
             Consolidated Statements of Income                     4
             Consolidated Statements of Changes in
               Shareholders' Equity                                5
             Consolidated Statements of Cash Flows                 6

             Notes to Consolidated Financial Statements            7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8



                  PART II - OTHER INFORMATION


Other Information                                                 14

Signatures                                                        15

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS


                                            September 30     December 31
                                                 1998            1997
ASSETS
Cash and due from banks                    $   8,399,973   $  9,711,026
Interest bearing deposits with
  other banks                                    165,915        130,937
                                              --------------------------
     Total cash and due from banks             8,565,888      9,841,963

Federal funds sold                                  -              -
Investment securities available for sale     123,686,257     54,267,314
Investment securities held to maturity
(Market value $69,529,799 in 1997)                  -        64,114,775


Loans (all domestic)                         188,309,446    183,639,085
  Less unearned income                          (142,787)      (157,928)
   Less reserve for possible loan losses      (1,892,373)    (1,882,251)
                                             ---------------------------
     Net loans                               186,274,286    181,598,906

  Premises and equipment                       6,150,541      5,990,786
  Other assets                                 3,456,131      3,928,212
                                             ---------------------------
     Total Assets                           $328,133,103   $319,741,956
                                            ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):

  Non-interest bearing                     $  39,624,013   $  35,968,693
  Interest bearing                           218,133,479     224,721,064
                                            -----------------------------
     Total deposits                          257,757,492     260,689,757

Short-term borrowings                         20,450,000      17,850,000
Long-term borrowings                           5,000,000            -
Other liabilities                              2,505,260       2,757,188
                                            -----------------------------
     Total Liabilities                       285,712,752     281,296,945
                                            -----------------------------
Shareholders' Equity:
  Common stock, par value $2
  Authorized shares 10,000,000; issued
  and outstanding 1,800,000 shares             3,600,000       3,600,000

  Retained earnings                           36,913,063      34,604,120
  Accumulated other comprehensive income       1,907,288         240,891
                                            -----------------------------
     Total Shareholders' Equity               42,420,351      38,445,011
                                            -----------------------------
     Total Liabilities and
     Shareholders' Equity                   $328,133,103    $319,741,956
                                            =============================

The accompanying notes are an integral part of these consolidated financial statements.

                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME

                                             Three Months                  Nine Months
                                            Ending Sept 30                Ending Sept 30
                                             1998        1997            1998         1997
INTEREST INCOME:
 Interest and fees on loans             $4,140,119  $3,883,874     $12,556,149  $11,224,874
 Interest and dividends on investments:
    Taxable interest                     1,185,543   1,182,182       3,633,642    3,600,031
 Interest exempt from federal
    income tax                             475,088     448,513       1,424,247    1,237,972
 Interest on federal funds sold             28,266       8,709          39,139       31,855
 Interest on bank deposits                   2,098       1,731           5,504        5,941
                                         ---------------------------------------------------
    Total interest income                5,831,114   5,525,009      17,658,681   16,100,673

INTEREST EXPENSE:
 Interest on deposits                    2,390,395   2,417,457       7,121,176    6,917,619
 Interest on short-term borrowings          89,625      70,122         447,428      159,456
  Interest on long-term borrowings          71,836        -            190,521         -
                                         ---------------------------------------------------
    Total interest expense               2,551,856   2,487,579       7,759,125    7,077,075
                                         ---------------------------------------------------
NET INTEREST INCOME                      3,279,258   3,037,430       9,899,556    9,023,598
PROVISION FOR POSSIBLE LOAN LOSSES         120,000      75,000         315,000      180,000
                                         ---------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               3,159,258   2,962,430       9,584,556    8,843,598
OTHER INCOME
 Asset management and trust income          55,265      45,051         188,012      116,594
 Service charges on deposit accounts       151,677     146,400         433,187      429,606
 Other service charges and fees            126,693      94,168         403,337      307,378
 Securities gains/losses                    (1,158)       -             10,113         -
 Other income                              100,641      98,068         265,091      257,441
                                         ---------------------------------------------------
    Total other income                     433,118     383,687       1,299,740    1,111,019

OTHER EXPENSES
 Salaries and employee benefits          1,198,630   1,110,676       3,622,263    3,417,151
 Net occupancy expense                     152,691     127,866         461,379      398,021
 Furniture and equipment expense           157,713     115,420         462,446      443,305
 PA shares tax                              77,929      70,257         228,673      207,933
 Other expense                             572,977     490,761       1,611,592    1,512,382
                                         ---------------------------------------------------
    Total other expenses                 2,159,940   1,914,980       6,386,353    5,978,792
                                         ---------------------------------------------------
INCOME BEFORE TAXES                      1,432,436   1,431,137       4,497,943    3,975,825
 Applicable income taxes                   336,000     347,000       1,073,000      958,000
                                         ---------------------------------------------------
NET INCOME                              $1,096,436  $1,084,137      $3,424,943   $3,017,825
                                         ===================================================
Average Shares Outstanding               1,800,000   1,800,000       1,800,000    1,800,000
                                         ===================================================
EARNINGS PER SHARE                      $      .61  $      .60      $     1.90   $     1.68
                                         ===================================================
CASH DIVIDENDS DECLARED PER SHARE       $      .22  $      .18      $      .62   $      .52
                                         ===================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                 Accumulated
                                                                                    Other        Total
                                       Common      Retaned      Comprehensive   Comprehensive  Shareholders'
                                        Stock      Earnings         Income          Income       Equity
Balance at December 31, 1996        $3,600,000    $31,777,511     $     -        $  10,743    $35,388,254

Comprehensive income:
Net income                                -         3,017,825      3,017,825          -         3,017,825
Other comprehensive income,
    net of taxes
Unrealized gains/(losses) on
    investment securities AFS,
    net of reclassification adj           -              -           100,050       100,050        100,050
                                                                   ---------
Total comprehensive income                                         3,117,875
                                                                   =========
Cash dividends declared
    ($.52 per share)                      -          (936,000)                        -          (936,000)
                                    ----------------------------------------------------------------------
Balance at September 30, 1997       $3,600,000    $33,859,336                     $110,793    $37,570,129
                                    ======================================================================


Balance at December 31, 1997        $3,600,000    $34,604,120     $     -         $240,891    $38,445,011

Comprehensive income,
Net income                                -         3,424,943      3,424,943          -         3,424,943
Other comprehensive income,
     net of taxes
Unrealized gains/(loans) on
     investment securities AFS,
     net of reclassification adj          -              -         1,666,397     1,666,397      1,666,397
                                                                   ---------
Total comprehensive income                                         5,091,340
                                                                   =========
Cash dividends declared
   ($.62 per share)                       -        (1,116,000)                        -        (1,116,000)
                                    ----------------------------------------------------------------------
Balance at September 30, 1998       $3,600,000    $36,913,063                   $1,907,288    $42,420,351
                                    ======================================================================

                                                1998         1997

Disclosure of reclassification amount:
   Unrealized holding gains/(losses)
   arising during  period                    1,666,397      100,050
   Less:  reclassification adjustment
          for gains included in net income,
          net of taxes of 2,412 in 1998.         7,701         -
   Net unrealized gains/(losses)             -----------------------
   on securities                             1,658,696      100,050
                                             =======================


The accompanying notes are an integral part of these consolidated financial statements.

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               For Nine Months
                                                               Ended September 30
                                                             1998             1997
OPERATING ACTIVITIES
  Net income                                            $3,424,943     $3,017,825
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                            454,329        434,166
  Provision for possible loan losses                       315,000        180,000
  Net amortization of securities
  and loan fees                                             64,309         47,836
  (Increase) decrease in interest receivable                67,732       (420,507)
  Increase (decrease) in interest payable                 (156,765)         8,096
  Increase (decrease) in taxes payable                     (67,329)       120,696
  Decrease in other liabilities                           (394,530)      (180,761)
  (Increase) decrease in other assets                      (87,401)       160,519
  Net securities gains                                     (10,113)          -
                                                        --------------------------
     Net cash provided by operating activities           3,610,175      3,367,870
                                                        --------------------------
INVESTING ACTIVITIES
  Net decrease (increase) in deposits
   with other banks                                        (34,978)        44,037
  Net decrease in fed funds sold                              -         5,425,000
  Purchase of securities AFS                           (24,990,039)   (10,768,047)
  Purchase of securities HTM                            (1,966,778)   (23,179,071)
  Maturities and calls of securities AFS                 2,904,504     11,104,410
  Maturities and calls of securities HTM                12,175,000      5,089,061
  Sale of securities AFS                                 8,996,484     16,641,321
  Net increase in loans                                 (4,943,072)   (11,957,104)
  Purchase of premises and equipment                      (614,084)    (1,141,715)
                                                       ---------------------------
     Net cash used in investing activities              (8,472,963)    (8,742,108)
                                                       ---------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   (2,932,265)    21,541,630
  Net increase in short-term borrowings                  2,600,000      3,225,000
  Net increase in long-term borrowings                   5,000,000           -
  Dividends paid                                        (1,116,000)      (936,000)
                                                       ---------------------------
     Net cash provided by financing activities           3,551,735     23,830,630
                                                       ---------------------------
     Increase (decrease) in cash and cash equivalents   (1,311,053)     1,307,065

Cash and cash equivalents at beginning of year           9,711,026      8,839,707
                                                        --------------------------
Cash and cash equivalents at end of quarter            $ 8,399,973    $10,146,772
                                                        ==========================
Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                             $ 7,915,890    $ 7,068,979
                                                        ==========================
  Income taxes                                         $ 1,062,000    $   766,800
                                                        ==========================

The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998

Note 1  Management Representation
---------------------------------
        The accomanying unaudited consolidated interim financial statements have been prepared in accordance with generally
        accepted  accounting   principles   for  interim  financial
        information. However, they do not include all information and footnotes required by generally accepted accounting principles
        for complete financial statements and should  be  read   in
        conjunction   with  the  annual  financial  statements   of
        Commercial  National  Financial Corporation  for  the  year
        ending December 31, 1997, including the notes thereto.   On
        September 15, 1998, the Board of Directors adopted new investment guidelines to transfer all remaining held-to-maturity securities into available-for-sale. This move was
        done   in   order  to  conform  with  the  new   F.F.E.I.C.
        regulations and allows management to address certain risks pertaining to the entire investment portfolio. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine month
        periods  ended  September  30,  1998  and  1997,  and   the
        statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1998
        and  1997.   The results of the nine months ended September
        30, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Reserve for Possible Loan Losses
----------------------------------------
        Description of changes:
                                                    1998          1997

        Reserve balance January 1               $ 1,882,251   $ 2,035,819

        Additions:
         Provision charged to operating expenses    315,000       180,000
         Recoveries on previously charged off
         loans                                        6,614        18,118

        Deductions:
        Loans charged off                          (311,492)     (335,509)
                                                  ------------------------
        Reserve balance September 30            $ 1,892,373   $ 1,898,428
                                                  ========================

   ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First  Nine Months of 1998 as compared to the First Nine  Months  of
1997
--------------------------------------------------------------------
Pre-tax net income for the first nine months of 1998 was $4,497,943 compared to $3,975,825 during the same period of 1997, representing a 13.13% increase.

Interest income was $17,658,681, an increase of 9.68%. The loan return rate increased four (4) basis points to 9.03% and the securities return rate increased five (5) basis points to 5.98%. As a result, the return rate on total average earning assets increased nine (9) basis points to 7.87%. Average earning asset volume rose $23,218,308, an 8.41% increase.

Interest expense was $7,759,125, an increase of 9.64%. The cost rate on average interest bearing liabilities was 4.39%, a four (4) basis point increase from a year ago. Average interest bearing liability volume rose $18,676,001, an increase of 8.61%.

Net interest income increased 9.71% to $9,899,556, and represented 4.19% of average total assets compared to 4.16% during the first nine months of 1997.

The average reserve for loan losses declined 5.10% to $1,867,483. By comparison, total average loans grew 11.46% during the same period. The 1998 first nine months provision for loan losses was $315,000, compared to $180,000 for the first nine months of 1997, representing a 75.00% increase.

Net interest income after the application of the provision for possible loan losses grew 8.38% to $9,584,556 representing a 4.06% return on total average assets compared to 4.08% for the first nine months of 1997.

Non-interest income increased 16.99% to $1,299,740. Service charges on deposit accounts grew 0.83% to $433,187. Other service charges and fees rose 31.22%, reaching $403,337. Other income increased 31.22% to $265,091. Asset management and trust fees totaled $188,012, an increase of 61.25%. Gains on securities called and sold amounted to $10,113.

Non-interest expense was $6,386,352, an increase of 6.82%, or $407,560, while total average assets grew 8.81%. Personnel costs rose 6.00%, a $205,112 increase. Net occupancy expense rose 15.92%, or $63,358. Furniture and equipment expense rose by 4.32%, representing a cost increase of $19,141. Pennsylvania shares tax expense was $228,673, an increase of 9.97%. Other expense rose 6.56%, an increase of $99,210.

Federal income tax on total first nine months earnings was $1,073,000 compared to $958,000 a year ago. Net income after taxes rose 13.49% to $3,424,943, an increase of $407,118. The annualized return on average assets was 1.45% for the first nine months of 1998 compared to 1.39% for the nine months ended September 30, 1997. The annualized return on average equity through September 30, 1998 was 11.51% and had been 11.08% through the first nine months of 1997.

   ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three  Months  Ended Sep 30, 1998 as Compared to  the  Three  Months
Ended Sep 1997
--------------------------------------------------------------------
Pre-tax net income for the third quarter of 1998 was $1,432,436 compared to $1,431,137 during the same period of 1997.

Interest income was $5,831,114, an increase of 5.54%. The loan return rate decreased seven (7) basis points to 8.91%, the securities return rate increased eleven (11) basis points to 6.02% and the return rate on total average earning assets increased four
(4) basis points to 7.82%. Volume growth in total average earning assets was $14,070,389.

Interest expense was $2,551,856, an increase of 2.58%. The volume increase on average interest-bearing liabilities was $8,782,619. Cost rate fell to 4.39%, a five (5) basis point decrease from a year ago.

The average reserve for loan losses declined 2.44% to $1,870,148, while total average loans grew 7.40%. The 1998 third quarter provision for loan losses was $120,000, compared to $75,000 for the third quarter of 1997, representing a 60.00% increase.

Net interest income after the application of the provision for possible loan losses grew 6.64% to $3,159,258 representing a 4.02% return on total average assets compared to 3.98% for the third quarter of 1997.

Non-interest  income  increased 12.88%,  or  $49,431,  to  $433,118.
Service charges on deposit accounts increased 3.60% to $151,677. Other service charges and fees increased 34.54% to $126,693. Other income increased 2.62% to $100,641. Asset management and trust fees totaled $55,265, representing a 22.67% increase. Net securities losses on bonds sold and called amounted to $1,158.

Non-interest expense grew 12.79%, a $244,959 increase, compared to total average asset growth of 5.38%. Personnel costs rose 7.92%, an $87,954 increase. Net occupancy expense rose 19.41%, a $24,825 increase. Furniture and equipment expense rose 36.64%, a $42,293 increase. Pennsylvania shares tax expense was 77,929, an increase of 10.92%. Other expense rose 16.75%, an $82,216 increase.

Federal income tax on total third quarter earnings was $336,000 compared to $347,000 a year ago. Net income after taxes was $1,096,436. The annualized return on average assets was 1.40% for the three months ended September 1998 compared to 1.45% for the third quarter of 1997. The annualized return on average equity for the third quarter of 1998 was 10.84% compared to 11.71% for the third quarter of 1997.

   ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $121,633,757 on September 30, 1998.

During the first nine months of 1998, average interest-bearing liabilities increased $18,676,001 over the same period in 1997. Investments maturing within one year were 6.21% of total assets on September 30, 1998 and 5.08% on September 30, 1997.

Average loans grew by $19,069,029 and the average securities portfolio, including federal funds sold, increased $4,149,279.


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

INTEREST
SENSITIVITY (In thousands)
--------------------------
The following table presents this information as of September 30, 1998 and December 31, 1997:






                                              September 30, 1998
                     0-30 DAYS   31-90 DAYS  91-180 DAYS   181-365 DAYS  1 - 5 YEARS   OVER 5YRS
Interest sensitive
 assets               $ 45,038     $  5,311    $   9,122     $  26,923    $ 111,998    $108,716
Interest sensitive
 liabilities          $ 26,552     $ 19,087    $  38,455     $  37,134    $ 105,965    $ 16,526
Interest sensitivity  ---------------------------------------------------------------------------
 gap                  $ 18,486     $(13,776)   $ (29,333)    $ (10,211)   $   6,033    $ 92,190
                      ===========================================================================
Cumulative gap                     $  4,710    $ (24,623)    $ (34,834)   $ (28,801)   $ 63,389
Ratio of cumulative gap            ==============================================================
 to earning assets                     1.51%      (7.89%)      (11.16%)      (9.23%)     20.31%
                                   ==============================================================



                                                December 31, 1997
                      0-30  DAYS  31-90 DAYS   91-180 DAYS  181-365 DAYS  1-5 YEARS   OVER 5 YRS
Interest sensitive
 assets               $  50,363    $  6,582    $   11,657    $  17,290    $ 123,613    $ 90,953
Interest sensitive
 liabilities          $  19,944    $ 29,790    $   26,938    $  35,667    $ 112,426    $ 17,806
Interest sensitivity  ---------------------------------------------------------------------------
 gap                  $  30,419    $(23,208)   $  (15,281)   $ (18,377)   $  11,187    $ 73,147
                      ===========================================================================
Cumulative gap                     $  7,211    $   (8,070)   $ (26,447)   $ (15,260)   $ 57,887
Ratio of cumulative gap            ==============================================================
 to earning assets                    2.39%        (2.67%)      (8.75%)      (5.05%)     19.09%
                                   ==============================================================

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as  of
September  30,  1998 with that of September 30,  1997.   Non-accrual
loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due  90  days or more in respect to interest or principal  payments.
As of September 30, 1998 the corporation had no other real estate owned and no in substance foreclosures.
                                                      At Sept 30,
                                                 1998             1997
Non-performing Loans:
 Loans on non-accrual basis               $      83,527    $      23,172
 Past due loans                                 144,880          144,385
 Renegotiated loans                             893,024          965,341
                                              ---------------------------
   Total non-performing loans             $   1,121,431    $   1,132,898
 Other real estate owned                  $        -       $        -
                                              ---------------------------
   Total non-performing assets            $   1,121,431    $   1,132,898
                                              ===========================
Loans outstanding at end of period        $ 188,166,659    $ 177,185,743
Average loans outstanding (year-to-date)  $ 185,473,846    $ 166,404,817
Non-performing loans as percent of total
 loans                                             .60%             .64%
Provision for possible loan losses        $     315,000    $     180,000
Net charge-offs                           $     304,878    $     317,391
Net charge-offs as percent of average
 loans                                             .16%             .15%
Provision for possible loan losses as
 percent of net charge-offs                     103.32%           56.71%
Reserve for possible loan losses as
 percent of average loans outstanding             1.02%            1.14%

CAPITAL RESOURCES
-----------------
Shareholders' equity for the first nine months of 1998 averaged $39,670,937 which represented an increase of $3,353,198 over the average capital of $36,317,739 recorded in the same period of 1997. These capital levels represented a capital ratio of 12.60% in 1998 and 12.55% in 1997. When the loan loss reserve is included, the 1998 capital ratio becomes 13.19%.

The Federal Reserve Board has issued risk-based capital adequacy guidelines which went into effect in stages through 1992. The risk-based capital standard is designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 1998, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 21.57% and 22.58% respectively. The leverage ratio was 12.92%

   ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at September 30, 1998 (Dollar amounts in thousands)

                                                         Percent
                                                       of Adjusted
                                           Amount        Assets
                                           ------      -----------
Tier I Capital                          $ 40,513          21.57
Risk-Based Requirement                     7,452           4.00

Total Equity Capital                    $ 42,405          22.58
Risk-Based Requirement                    14,904           8.00

--------------------------------------------------------------------

Leverage Capital                        $ 40,513          12.92
Minimum Leverage Requirement              12,540           4.00


Year 2000 ISSUES
----------------
In 1997, Commercial National Financial Corporation began an assessment of analyzing any Year 2000 issues that may affect the day to day business operations of the corporation or the bank.
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year.

The corporation has completed the assessment phase and is currently testing third party software regarding the Year 2000 issue. The corporation uses systems that have been developed by third parties and, therefore, is dependent upon vendor compliance. Alternative plans are in place in the event vendors are not compliant in a timely manner. Based on our assessment of the vendors and testing currently being done, the corporation estimates the costs associated with addressing the issue will be around $500,000 with items being expensed as incurred or capitalized, whenever appropriate. These costs or any additional costs associated with the Year 2000 issue are not expected to materially impact the corporation's financial position. The corporation has and will continue to devote the necessary time and resources to resolve the Year 2000 issue in a timely manner.

Also, the corporation is in the process of evaluating the effect of the Year 2000 issues on the corporation's customers. Failure of a commercial customer to prepare for Year 2000 could adversely affect the customer's operations and, in turn, affect the corporation's ability to collect and service outstanding loan balances. Currently, the corporation has received over eighty percent of the Year 2000 questionnaires that were mailed to our commercial customers regarding the potential effect of Year 2000 on their businesses. Those customers that are deemed mission critical by senior management will be placed on a Year 2000 watch list and will be contacted on an ongoing basis regarding their Year 2000 readiness.

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



                        COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        (Registrant)






Dated: November 9, 1998         /s/ Louis T. Steiner
                                Louis T. Steiner
                                President and Chief Executive Officer




Dated: November 9, 1998         /s/ Wendy S. Schmucker
                                Wendy S. Schmucker
                                Secretary/Treasurer

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
   Trust Division
   19 North Main Street

Drive-up Facility
  Latrobe
  Lincoln Road at
  Josephine  Street *                (724) 537-9927

Murrysville
  4785 Old William Penn Highway *    (724) 733-4888

* Automatic Teller Facilities

Automatic Teller Facilities also located at Latrobe Area Hospital, Westmoreland County Airport, and Saint Vincent College

Touchtone Teller 24-hour banking service:       Website Address:
(724)537-9977                                   www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier, and New Alexandria.
1-800-803-BANK

Free from all other locations