Form 10-Q
period 1999-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1999-05-13
CIK 866054

UNITED STATES

                   	SECURITIES AND EXCHANGE COMMISSION

                         	WASHINGTON, DC  20549

                               	FORM 10-Q



             	Quarterly Report Under Section 13 or 15(d) of the
                       	Securities Exchange Act of 1934



For the Quarter ended MARCH 31, 1999


Commission file number 0-18676


                	COMMERCIAL NATIONAL FINANCIAL CORPORATION
         	(Exact name of registrant as specified in its charter)


     	PENNSYLVANIA				                   	         25-1623213
(State or other jurisdiction	          	(I.R.S. Employer Identification No.)
of incorporation or organization)

	900 LIGONIER STREET LATROBE, PA			                  	15650
(Address of principal executive offices)	         	(Zip Code)


Registrant's telephone number, including area code:	(724) 539-3501



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]	No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



CLASS 		                         				OUTSTANDING AT APRIL 30, 1999

Common Stock, $2 Par Value			        3,591,508 Shares

                                 	INDEX


                     	PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            	Included in Part I of this report:
	                                                       	Page
	Commercial National Financial Corporation
	Consolidated Balance Sheets	                              3
	Consolidated Statements of Income	                        4
	Consolidated Statements of Changes in
		Shareholders' Equity	                                    5
	Consolidated Statements of Cash Flows	                    6

	Notes to Consolidated Financial Statements	               7



ITEM 2.  Management's Discussion and Analysis of
	Financial Condition and Results of Operations	            8



                 	PART II - OTHER INFORMATION


Other Information	                                      	14

Signatures		                                            	15

           			COMMERCIAL NATIONAL FINANCIAL CORPORATION
                   	CONSOLIDATED BALANCE SHEETS


                                                   	March 31     	December 31
                                                     	1999	           1998
ASSETS
	Cash and due from banks	                       $   8,621,677	  $   7,655,963
	Interest bearing deposits with
		other banks	                                         93,588   	      67,935
                                                 ----------------------------
			Total cash and due from banks	                   8,715,265	      7,723,898

	Federal funds sold	                                     -	              -

	Investment securities available for sale	        120,423,750	    119,103,480


	Loans (all domestic)	                            191,914,739	    192,239,249
	Less unearned income	                               (116,593)	      (124,089)
	Less allowance for loan losses	                   (1,926,381)  	  (1,914,174)
                                                 -----------------------------
			Net loans	                                     189,871,765		   190,200,986

	Premises and equipment	                            6,097,344		     6,027,496
	Other assets	                                      3,429,017   	   3,323,493
                                                 -----------------------------
		Total Assets	                                  $328,537,141   	$326,379,353
                                                 =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
	Deposits (all domestic):
		Non-interest bearing	                          $ 44,913,284	  	$ 44,518,765
		Interest bearing	                               217,658,389   	 221,941,756
			Total deposits	                                262,571,673	   	266,460,521

	Short-term borrowings	                             5,775,000		     3,775,000
	Other liabilities	                                 1,889,262 	     2,982,183
	Long-term borrowings	                             15,000,000		    10,000,000
			Total Liabilities	                             285,235,935   	 283,217,704

	Shareholders' equity:
		Common stock, par value $2; 10,000,000
		shares authorized; 3,600,000 issued and
		3,592,508 outstanding in 1999; 3,600,000
    issued and outstanding in 1998	                 7,200,000	     	7,200,000
	Retained earnings	                                34,952,200	   	 34,133,006
	Accumulated other comprehensive income -
		net of deferred taxes of $672,288
		in March 1999 and $942,028 in
		December 1998	                                    1,305,029	  	   1,828,643
                                                 -----------------------------
                                               				43,457,229    		43,161,649
	Treasury stock, 7,492 shares at cost	               (156,023)	          -
                                                 -----------------------------
		Total Shareholders' Equity	                      43,301,206 	    43,161,649

			Total Liabilities and
			Shareholders' Equity	                         $328,537,141   	$326,379,353
                                                 =============================


		The accompanying notes are an integral part of these consolidated financial statements.

                  	COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       	CONSOLIDATED STATEMENT OF INCOME

	                                             March 31	        March 31
		                                             	1999	            1998
INTEREST INCOME:
	Interest and fees on loans		                $4,141,580	      $4,196,989
	Interest and dividends on investments:
		Taxable interest	                          	1,296,337       	1,256,973
		Interest exempt from federal
			income tax	                                 	516,905         	470,000
		Interest on federal funds sold	                  	173	             940
		Interest on bank deposits		                     1,188	           1,431
                                             ----------------------------
			Total interest income	                    	5,956,183	       5,926,333

INTEREST EXPENSE
	Interest on deposits		                       2,131,618	       2,379,222
	Interest on short-term borrowings		            124,076	         215,592
	Interest on long-term borrowings		             154,291	          47,630
                                             ----------------------------
			Total interest expense	                   	2,409,985       	2,642,444

NET INTEREST INCOME		                         3,546,198       	3,283,889
	Provision for loan losses	                  	  120,000	          90,000
                                             ----------------------------
NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES		                  3,426,198       	3,193,889

OTHER INCOME
	Asset management and trust income	             	66,048          	75,807
	Service charges on deposit accounts		          162,510	         133,041
	Other service charges and fees	               	178,564         	154,080
	Net securities gains		                          40,530	          11,271
	Other income		                                  92,154	          84,312
                                             ----------------------------
			Total other income		                         539,806         	458,511

OTHER EXPENSES
	Salaries and employee benefits	             	1,308,743	       1,206,906
	Net occupancy expense		                        153,234	         150,888
	Furniture and equipment expense		              136,893         	142,115
	Pennsylvania shares tax		                       81,191	          72,814
	Other expense		                                591,678	         517,349
                                             ----------------------------
			Total other expenses		                     2,271,739       	2,090,072

INCOME BEFORE TAXES		                         1,694,261	       1,562,328
	Applicable income taxes		                      407,800	         382,000
                                             ----------------------------
NET INCOME				                             		$1,286,461	      $1,180,328
                                             ============================
Average shares outstanding		                  3,595,996	       3,600,000
                                             ============================
EARNINGS PER SHARE			                        $      .36		     $      .33
                                             ============================

The accompanying notes are an integral part of these consolidated financial statements.

                          		COMMERCIAL NATIONAL FINANCIAL CORPORATION
                   	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			                                                                                     Accumulated
			                                                                                        Other	          Total
	                                            Common        	Retained	     Treasury    	Comprehensive	  Shareholders'
                                             	Stock	        Earnings	       Stock 	       Income	         Equity
Balance at December 31, 1997	               $3,600,000	   $34,604,120	   $    - 	      $  240,891	    $38,445,011

Comprehensive Income
	Net income	                                      -        	1,180,328	        -	             -      	  1,180,328
	Other comprehensive income, net of tax:
	  Unrealized gains on securities
	  of $105,889, net of reclassification
	  adjustment for gains included in net
	  income of $(7,439)	                            -      		      -     	      -           	98,450	        98,450
Total Comprehensive Income							                                                                      1,278,778

Cash dividends declared
$.10 per share	                                   -         	(360,000)	       -	             -      	   (360,000)

                                            ---------------------------------------------------------------------
Balance at March 31, 1998	                  $3,600,000		  $35,424,448	        - 	      $  339,341 	  $39,363,789
                                            =====================================================================

Balance at December 31, 1998	               $7,200,000	   $34,133,006	        -	       $1,828,643	   $43,161,649

Comprehensive Income
	Net income	                                      -        	1,286,461	        - 	            -      	  1,286,461
	Other comprehensive income, net of tax:
	  Unrealized gains on securities
	  of $105,889, net of reclassification
	  adjustment for gains included in net
	  income of $(26,750) 	                          -      		      -     	      -	         (523,614)	     (523,614)
Total Comprehensive Income							                                                                        762,847

Cash dividends declared
$.10 per share	                                   -          (467,267) 	      -	             -      	   (467,267)
Purchase of treasury stock		                      -	             -       	(156,023)	         -	         (156,023)

                                            ---------------------------------------------------------------------
Balance at March 31, 1999	                  $7,200,000 		 $34,952,202   	$(156,023)	   $1,305,029   	$43,301,206
	                                           =====================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                	COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                  	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 	   For Three Months
	                                                                     Ended March 31

                                                          						 	 1999	     	    1998
OPERATING ACTIVITIES
	Net income			                                                $1,286,461		   $1,180,328
	Adjustments to reconcile net income to net
		cash from operating activities:
	Depreciation and amortization	                                  141,711	       144,986
	Provision for loan losses	                                      120,000	        90,000
	Net accretion/(amortization) of securities
	and loan fees	                                                  	25,216  	      27,176
	Increase in interest receivable	                                (93,304)     	(126,784)
	Decrease in interest payable	                                  (245,888) 	    (197,617)
	Increase in taxes payable	                                      120,358	       147,812
	Decrease in other liabilities	                                 (697,652) 	    (513,901)
	Increase in other assets	                                        (8,220)	      (75,136)
	Net security gains	                                             (40,530)	      (11,271)
                                                              ---------------------------
			Net cash provided by operating activities	                    604,152 	      665,593
                                                              ---------------------------
INVESTING ACTIVITIES
	Net (increase) decrease in deposits
		with other banks	                                              (25,653)  	    (11,222)
	Net decrease in fed funds sold	                                    -	             -
	Purchase of securities AFS	                                 (14,996,190)	   (2,735,950)
	Purchase of securities HTM	                                        -	       (1,966,778)
	Maturities and calls of securities AFS	                       7,528,967	       757,215
	Maturities and calls of securities HTM	                            -        	6,000,000
	Proceeds from sales of securities AFS 	                       5,360,878      	    -
	Net (increase) decrease in loans	                               217,257	    (1,579,391)
	Purchase of premises and equipment	                            (211,559)	     (287,152)
                                                             ----------------------------
		Net cash used in investing activities                      	(2,126,300)	      176,722
                                                             ----------------------------
FINANCING ACTIVITIES
	Net decrease in deposits	                                    (3,888,848)   	(4,097,479)
	Net increase (decrease) in other short-term borrowings	       2,000,000	    (4,000,000)
	Proceeds from long-term borrowings                           	5,000,000	     5,000,000
	Dividends paid	                                                (467,267)   	  (360,000)
	Purchase of treasury stock	                                    (156,023)	         -
                                                             ----------------------------
		Net cash provided by financing activities	                   2,487,862 	   (3,457,479)
                                                             ----------------------------
                                                                	965,714    	(2,615,164)

Cash and cash equivalents at beginning of year	                7,655,963  	   9,711,026
                                                             ----------------------------
Cash and cash equivalents at end of quarter	                 $ 8,621,677   	$ 7,095,862
                                                             ============================
Supplemental disclosures of cash flow information:

	Cash paid during the year for:
		Interest	                                                  $ 2,655,873	   $ 2,840,061
                                                             ============================
		Income Taxes	                                              $   386,000 	  $   319,000
                                                             ============================

The accompanying notes are an integral part of these consolidated financial statements.

                    	COMMERCIAL NATIONAL FINANCIAL CORPORATION
                    	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  	March 31, 1999

Note 1			Management Representation
------   -------------------------
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1998, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and 1998, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1999 and 1998. The results of the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

Note 2		Allowance for Loan Losses
------  -------------------------
Description of changes:

                                                	1999       		1998

Allowance balance January 1	                 $	1,914,174 	 	1,882,251

Additions:
Provision charged to operating expenses	        	120,000		     90,000
Recoveries on previously charged off
	loans		                                           2,509	      	1,968

Deductions:
Loans charged off		                             (110,302)		  (111,963)
                                             -------------------------
Allowance balance March 31	                  $	1,926,381 	$	1,862,256
                                             =========================

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               						AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First Three Months of 1999 as compared to the First Three Months of 1998
------------------------------------------------------------------------
Pre-tax net income for the first three months of 1999 was $1,694,261 compared to $1,562,328 during the same period of 1998, representing an 8.44% increase.

Interest income was $5,956,183, an increase of .50%. The loan return rate decreased forty-two (42) basis points to 8.65% and the securities return rate increased eight(8) basis point to 6.04%. As a result, the return rate on total average earning assets decreased twenty-two (22) basis points to 7.65%. Average earning asset volume rose $10,325,901, a 3.43% increase.

Interest expense was $2,409,985, a decrease of 8.80%. The cost rate on average interest-bearing liabilities was 3.96%, a forty-four (44) basis point decrease from a year ago. Average interest-bearing liabilities volume rose $3,157,579, an increase of 1.32%.

Net interest income rose 7.99% to $3,546,198, and represented 4.31% of average total assets compared to 4.15% during the first three months of 1998.

The average allowance for loan losses increased 2.93% to $1,925,146. By comparison, total average loans grew 3.41% during the same period. The 1999 first three months provision for loan losses was $120,000, compared to $90,000 for the first three months of 1998, a 33.33% increase.

Net interest income after the application of the provision for loan losses grew $232,309 to $3,426,198, representing a 4.16% return on total average assets compared to 4.04% for the first three months of 1998.

Non-interest income increased 17.73% to $539,806. Asset management and trust fees totaled $66,048. Service charges on deposit accounts increased 22.15% to $162,510. Other service charges and fees rose 15.89% reaching $178,564. Other income increased 9.30% to $92,154. Securities gains of 40,530 were realized on sold investments.

Non-interest expense reached $2,271,739, an increase of 8.69%, or $181,667, while total average assets grew 4.02%. Personnel costs rose 8.44%, a $101,837 increase. Net occupancy expense rose 1.55%, or $2,346. Furniture and equipment expense declined 3.67%, representing a cost decrease of $5,222. Pennsylvania shares tax expense was $81,191, an increase of 11.50%. Other expense rose 14.37%, an increase of $74,329.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                						AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
First Three Months of 1999 as compared to the First Three Months of 1998 (continued)
------------------------------------------------------------------------
Federal income tax on total first three months earnings was $407,800 compared to $382,000 a year ago. Net income after taxes increased $106,133 to $1,286,461, an increase of 8.99%. The annualized return on average assets was 1.56% for the first three months of 1999 compared to 1.49% for the three months ended March 31, 1998. The annualized return on average equity through March 31, 1999 was 11.85% and had been 12.14% through the first three months of 1998.

ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             							AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $118,027,618 with net unrealized gains of $1,917,317 on March 31, 1999.

During the first three months of 1999, average interest-bearing liabilities increased $3,157,579 over the same period in 1998. Investments maturing within one year were 6.51% of total assets on March 31, 1999 and 7.40% on March 31, 1998.

Average loans grew by $6,315,702 and the average securities portfolio (including federal funds sold) increased $4,010,199.


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
             							AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

INTEREST SENSITIVITY (In thousands)
-----------------------------------
The following table presents this information as of March 31, 1999 and December 31, 1998:

                                                  	March 31, 1999
                  			0-30  DAYS	  31-90 DAYS  	 91-180 DAYS   	 181-365 DAYS	  1 - 5 YEARS  	 OVER 5 YRS

Interest sensitive
	assets	                 $  44,009		   $   9,644		    $  12,112		     $  19,515		    $ 120,072		   $103,191
Interest sensitive
	liabilities       	     $  15,504   		$  20,798    		$  29,549	     	$  50,413			   $ 109,351		   $ 17,820

Interest sensitivity     ------------------------------------------------------------------------------------
	gap	                    $  28,505		   $ (11,154)		   $ (17,437)		    $ (30,898)		   $  10,721		   $ 85,371
		                       ====================================================================================
Cumulative gap		                       $  17,351     	$     (86)	     $ (30,984)	    $ (20,263) 	  $  65,108
Ratio of cumulative gap	               ======================================================================
	to earning assets	   	                    5.55%        	(0.03%) 	       (9.90%)	       (6.48%) 	     20.81%
		                                     ======================================================================


                                                        	December 31, 1998
                        	0-30 DAYS   	31-90 DAYS    	91-180 DAYS   	181-365 DAYS	   1 - 5 YEARS	   OVER 5 YRS

Interest sensitive
	assets	                 $  45,494	    $   6,527	     $  13,272	      $  22,556		    $ 109,898	    $108,364
Interest sensitive
	liabilities	            $  11,186	    $  34,038	     $  25,084	      $  38,757		    $ 109,293	    $ 17,359

Interest sensitivity     ------------------------------------------------------------------------------------
	gap	                    $  34,308	    $ (27,511)	    $ (11,812)	     $ (16,201)	    $     605    	$ 91,005
		                       ====================================================================================
Cumulative gap		                       $   6,797     	$  (5,015)     	$ (21,216)     $ (20,611)   	$ 70,394
Ratio of cumulative gap	               ======================================================================
to earning assets	                        	2.18%        	(1.61%)       	 (6.82%)	       (6.62%)	     22.62%
		                                     ======================================================================

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  			AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of March 31, 1999 with that of March 31, 1998. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of March 31, 1999 the corporation had no other real estate owned and no in-substance foreclosures.


                                                           	At March 31
                                                      	1999	            1998

Non-performing Loans:
	Loans on non-accrual basis	                   $	       -	      $   	     -
	Past due loans		                                    434,622         		371,859
	Renegotiated loans		                                555,367	       	  930,547
		Total Non-performing Loans	                  $  	  989,989   	$   	1,302,406
	Other real estate owned		                              -		               -

		Total non-performing assets	                 $  	  989,989 	   $  	1,302,406

Loans outstanding at end of period	            $	191,798,146	    $	184,957,996
Average loans outstanding (year-to-date)	      $	191,488,903	    $	185,173,201
Non-performing loans as percent of total
	loans	                                                 .52%             	.70%
Provision for loan losses	                     $    	120,000	    $     	90,000

Net charge-offs as percent of average
	loans	                                                 .06%	             .06%
Provision for loan losses as
	percent of net charge-offs	                         111.33%	           81.82%
Reserve for loan losses as
	percent of average loans outstanding	                 1.01%            	1.01%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first three months of 1999 averaged $43,434,099 which represented an increase of $4,556,167 over the average capital of $38,877,932 recorded in the same period of 1998. These capital levels represented a capital ratio of 13.19% in 1999 and 12.30% in 1998. When the loan loss allowance is included, the 1999 capital ratio becomes 13.78%.

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained. As of March 31, 1999, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 22.24% and 23.26% respectively. The leverage ratio was 12.86%.

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   		AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at March 31, 1999 (Dollar amounts in thousands)

                                                          			Percent
                                                          	of Adjusted
	                                            Amount	          Assets
                                             ------        -----------
Tier I Capital	                            $ 41,996           	22.24
Tier I Capital Requirement	                   7,553	            4.00

Total Equity Capital	                      $ 43,923	           23.26
Total Equity Capital Requirement	            15,106	            8.00

----------------------------------------------------------------------

Leverage Capital	                          $ 41,996          	 12.86
Leverage Requirement	                        13,062	            4.00


Year 2000
---------
In 1997, the corporation's year 2000 committee was formed and began an analysis of year 2000 issues that may affect the day to day business operations of the corporation and the bank. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000 and, in turn, may result in miscalculations and/or system failures.

The corporation has completed the assessment phase and testing of all software regarding the year 2000 issue confirmed that we are well prepared for the century date rollover. The corporation is primarily dependent upon systems that have been developed by third parties and, therefore, is dependent upon vendor compliance.

The corporation has developed contingency plans for all mission critical systems. These plans involve automated as well as manual actions and may require additional staffing requirements and will detail procedures to be followed in the unlikely event of any disruptions.

Based on our assessment of the vendors and testing currently being done, the corporation estimates the costs associated with addressing the issue will be approximately $500,000 with items being expensed as incurred or capitalized, whenever appropriate. These costs or any additional costs associated with the year 2000 issue are not expected to have a material impact on the corporation's financial position. The corporation has and will continue to devote the necessary time and resources to resolve the year 2000 issue in a timely manner.

The corporation continues to evaluate the effect of the year 2000 issue on its commercial customers. Failure of a commercial customer to prepare for year 2000 could adversely affect the customer's operations and, in turn, affect the corporation's ability to collect outstanding loans and retain deposit balances. The corporation mailed questionnaires to its commercial customers regarding the potential effect that year 2000 could have on their businesses. Those customers deemed mission critical by senior management will be placed on a year 2000 watch list and will be contacted on an ongoing basis regarding their 2000 readiness.

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



	COMMERCIAL NATIONAL FINANCIAL CORPORATION
	(Registrant)






Dated:  May 12, 1999	              [S] Louis T. Steiner
                                   -----------------------------------
                                  	Louis T. Steiner, Vice Chairman,
                                  	President and Chief Executive Officer




Dated:  May 12, 1999	              [S] Wendy S. Schmucker
                                   ------------------------------------
                                  	Wendy S. Schmucker
                                  	Secretary/Treasurer

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (724) 539-3501

Commercial National Bank of Westmoreland County
OFFICE LOCATIONS
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
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.

INSURANCE
Commercial National Insurance Services
232 North Market Street
Ligonier, PA 15658
724/238-4617
877/205-4617 (toll free)
724/238-0160 (fax)
gooder@imail.iix.com

Commercial National Insurance Services is a partnership of Gooder & Mary, Inc., and Commercial National Investment Corporation, a wholly owned subsidiary of Commercial National Financial Corporation.