Form 10-Q
period 1999-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1999-08-10
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 1999


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



      CLASS                              OUTSTANDING AT JULY  31, 1999

Common Stock, $2 Par Value               3,576,183 Shares

                              INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:

Page
           Commercial National Financial Corporation
             Consolidated Balance Sheets                     3
             Consolidated Statements of Income               4
             Consolidated Statements of Changes in
               Shareholders' Equity                          5
             Consolidated Statements of Cash Flows           6

             Notes to Consolidated Financial Statements      7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8



                  PART II - OTHER INFORMATION


Other Information                                           14

Signatures                                                  16


                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                              June 30      December 31
                                                1999           1998
ASSETS
 Cash and due from banks                   $  7,857,466   $  7,655,963
 Interest bearing deposits with
 other banks                                     50,774         67,935
                                            ---------------------------
     Total cash and due from banks            7,908,240      7,723,898

 Federal funds sold                             550,000              -
 Investment securities available for sale   119,732,135    119,103,480

 Loans (all domestic)                       192,168,364    192,239,249
 Less unearned income                           (96,260)      (124,089)
 Less reserve for possible loan losses       (1,875,999)    (1,914,174)
                                            ---------------------------
     Net loans                              190,196,105    190,200,986

 Premises and equipment                       6,386,481      6,027,496
 Other assets                                 4,297,053      3,323,493
                                            ---------------------------
     Total Assets                          $329,070,014   $326,379,353
                                            ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits (all domestic):
 Non-interest bearing                      $ 41,968,582   $ 44,518,765
 Interest bearing                           223,073,004    221,941,756
                                            ---------------------------
     Total deposits                         265,041,586    266,460,521
                                            ===========================
 Short-term borrowings                        5,000,000      3,775,000
 Other liabilities                            2,111,850      2,982,183
 Long-term borrowings                        15,000,000     10,000,000
                                            ---------------------------
     Total Liabilities                      287,153,436    283,217,704

 Shareholders' Equity:
 Common stock, par value $2; 10,000,000
 Shares authorized; 3,600,000 issued and
 3,576,483 outstanding in 1999; 3,600,000
 issued and outstanding in 1998              7,200,000      7,200,000

 Retained earnings                          35,673,946     34,133,006
 Accumulated other comprehensive income -
   net of deferred taxes of $(257,185)
   in June 1999 and $942,028 in
   December 1998                              (499,242)     1,828,643
                                           ---------------------------
                                            42,374,704     43,161,649
  Treasury stock, 23,517 shares at cost       (458,126)             -
                                           ---------------------------
  Total Shareholders' Equity                41,916,578     43,161,649

     Total Liabilities and
     Shareholders' Equity                 $329,070,014   $326,379,353
                                           ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                            Three Months           Six Months
                                            Ending June 30         Ending June 30
                                            1999      1998        1999       1998
INTEREST INCOME:
 Interest and fees on loans           $4,121,839    $4,219,041    $ 8,263,419  $ 8,416,030
 Interest and dividends on investments:
    Taxable interest                   1,264,841     1,191,126      2,561,178    2,448,099
    Interest exempt from federal
     income tax                          505,503       479,159      1,022,408      949,159
    Interest on federal funds sold        81,589         9,933         81,762       10,873
    Interest on bank deposits              1,736         1,975          2,924        3,406
                                       ----------------------------------------------------
     Total Interest Income             5,975,508     5,901,234     11,931,691   11,827,567

INTEREST EXPENSE
 Interest on deposits                  2,140,327     2,351,559      4,271,945    4,730,781
 Interest on short-term borrowings        69,666       142,211        193,742      357,803
 Interest on long-term borrowings        201,741        71,055        356,032      118,685
                                       ----------------------------------------------------
     Total interest expense            2,411,734     2,564,825      4,821,719    5,207,269

NET INTEREST INCOME                    3,563,774     3,336,409      7,109,972    6,620,298
PROVISION FOR POSSIBLE LOAN LOSSES       120,000       105,000        240,000      195,000
                                       ----------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES             3,443,774     3,231,409      6,869,972    6,425,298

OTHER INCOME
 Asset management and trust income        73,353        56,940        139,401      132,747
 Service charges on deposit accounts     171,179       148,469        333,689      281,510
 Other service charges and fees          148,430       122,564        326,994      276,644
 Securities gains/(losses)                 8,537             -         49,067       11,271
 Other income                             89,206        80,137        181,360      164,450
                                       ----------------------------------------------------
     Total Other Income                  490,705       408,110      1,030,511      866,622

OTHER EXPENSES
 Salaries and employee benefits        1,238,756     1,216,727      2,547,499    2,423,633
 Net occupancy expense                   148,618       157,800        301,852      308,688
 Furniture and equipment expense         169,784       162,618        306,677      304,733
 Pennsylvania shares tax                  86,993        77,930        168,904      150,744
 Other expense                           624,795       521,267      1,215,753    1,038,615
                                       ----------------------------------------------------
     Total Other Expenses              2,268,946     2,136,342      4,540,685    4,226,413

INCOME BEFORE TAXES                    1,665,533     1,503,177      3,359,798    3,065,507
 Applicable income taxes                 406,100       355,000        813,900      737,000

NET INCOME                            $1,259,433    $1,148,177     $2,545,898   $2,328,507
                                       ====================================================
Average Shares Outstanding             3,591,229     3,600,000      3,591,229    3,600,000
                                       ====================================================
EARNINGS PER SHARE                    $      .35    $      .32     $      .71   $      .65
                                       ====================================================
CASH DIVIDENDS DECLARED PER SHARE     $      .15    $      .10     $      .28   $      .20
                                       ====================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                  Accumulated
                                                                                      Other           Total
                                            Common        Retained      Treasury  Comprehensive    Shareholders'
                                             Stock        Earnings       Stock       Income          Equity
Balance at December 31, 1997              $3,600,000    $34,604,120        -     $  240,891       $38,445,011

Comprehensive Income
  Net income                                    -         2,328,507        -           -            2,328,507
  Other comprehensive income, net of tax:
    Unrealized gains on securities
    of $105,933, net of reclassification
    adjustment for gains included in net
    income of $(7,439)                          -              -           -         98,494            98,494
Total Comprehensive Income                                                                          2,427,001

Cash dividends declared
$.20 per share                                  -          (720,000)       -           -             (720,000)
                                          --------------------------------------------------------------------
Balance at June 30, 1998                  $3,600,000    $36,212,627        -      $  339,385      $40,152,012
                                          ====================================================================

Balance at December 31, 1998              $7,200,000    $34,133,006        -      $1,828,643      $43,161,649

Comprehensive Income
  Net income                                    -         2,545,898        -            -           2,545,898
  Other comprehensive income, net of tax:
    Unrealized loss on securities
    of $(2,295,501), net of reclassification
    adjustment for gains included in net
    income of $(32,384)                         -              -           -      (2,327,885)      (2,327,885)
Total Comprehensive Income                                                                            218,013

Cash dividends declared
$.28 per share                                  -        (1,004,958)       -            -          (1,004,958)
Purchase of treasury stock                      -              -       (458,126)        -            (458,126)
                                          --------------------------------------------------------------------
Balance at June 30, 1999                  $7,200,000    $35,673,946   $(458,126)   $(499,242)     $41,916,578
                                          ====================================================================

The accompanying notes are an integral part of these consolidated financial statements


                     COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For Six Months
                                                            Ended June 30
                                                         1999            1998
OPERATING ACTIVITIES
  Net Income                                      $ 2,545,898     $ 2,328,507
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                       304,487         297,740
  Provision for possible loan losses                  240,000         195,000
  Net(accretion)/amortization of securities
    and loan fees                                      36,891           6,517
  (Increase)decrease in interest receivable           (14,785)        170,871
  Decrease in interest payable                       (139,653)        (85,201)
  Decrease)in taxes payable                           (90,429)       (212,657)
  Decrease in other liabilities                      (424,157)       (385,064)
  (Increase)decrease in other assets                   24,344         (83,957)
  Net securities gains                                (49,067)        (11,271)
                                                   ---------------------------
     Net cash provided by operating activities      2,433,529       2,220,485
                                                   ---------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in deposits
   with other banks                                    17,161         (51,086)
  Net increase in fed funds sold                     (550,000)       (125,000)
  Purchase of securities AFS                      (42,465,542)     (2,735,950)
  Purchase of securities HTM                                -      (1,966,778)
  Maturities and calls of securities AFS           16,008,029       1,781,964
  Maturities and calls of securities HTM                    -      11,875,000
  Sale of securities AFS                           22,284,142               -
  Net increase in loans                              (205,325)     (1,789,933)
  Purchase of premises and equipment                 (663,472)        (575,877)
                                                   ----------------------------
     Net cash used in investing activities         (5,575,007)       6,412,340
                                                   ----------------------------
FINANCING ACTIVITIES
  Net decrease in deposits                         (1,418,935)        (756,638)
  Net increase(decrease)in short-term borrowings    1,225,000      (12,850,000)
  Net increase in long-term borrowings              5,000,000        5,000,000
  Dividends paid                                   (1,004,958)        (720,000)
  Purchase of treasury stock                         (458,126)               -
                                                   ----------------------------
      Net cash provided by financing activities     3,342,981       (9,326,638)
                                                   ----------------------------
                                                      201,503         (693,813)

Cash and cash equivalents at beginning of year      7,655,963        9,711,026
                                                   ----------------------------
Cash and cash equivalents at end of quarter      $  7,857,466     $  9,017,213
                                                   ============================
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
   Interest                                      $  4,961,373     $  5,292,470
                                                   ============================
   Income Taxes                                  $    729,000     $    793,400
                                                   ============================

The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999

Note 1  Management Representation
------  -------------------------
       The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1998, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1999 and 1998. The results of the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Allowance for Loan Losses
------  --------------------------
      Description of changes:

                                                           1999         1998

          Allowance balance January 1               $ 1,914,174   $ 1,882,251

          Additions:
           Provision charged to operating expenses      240,000       195,000
           Recoveries on previously charged off
            loans                                         6,445         5,030

         Deductions:
         Loans charged off                             (284,620)     (242,235)
                                                     -------------------------
         Allowance balance June 30                  $ 1,875,999   $ 1,840,046
                                                     =========================

ITEM   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First Six Months of 1999 as compared to the First Six Months of 1998
--------------------------------------------------------------------
Pre-tax net income for the first six months of 1999 was $3,359,798 compared to $3,065,508 during the same period of 1998, representing a 9.60% increase.

Interest income was $11,931,691, an increase of .88%. The loan return rate decreased forty-four(44) basis points to 8.65% and the securities return rate increased four(4) basis points to 6.00%. As a result, the return rate on total average earning assets decreased twenty-seven (27) basis points to 7.62%. Average earning asset volume rose 13,653,769, a 4.56% increase.

Interest expense was $4,821,719, a decrease of 7.40%. The cost rate on average interest-bearing liabilities was 3.95%, a forty-four (44) basis point increase from a year ago. Average interest-bearing liability volume rose $ 6,991,915, an increase of 2.95%.

Net  interest  income  rose 7.40% to $7,109,972  and  represented
4.30% of average total assets compared to 4.20% during the first six months of 1998.

The average reserve for loan losses increased 2.68% to $1,916,112. By comparison, total average loans grew 3.19% during the same period. The 1999 first six months provision for loan losses was $240,000, compared to $195,000 for the first six months of 1998, an increase of 23.08%.

Net interest income after the application of the provision for possible loan losses grew 6.92% to $6,869,972, representing a 4.15% return on total average assets compared to 4.08% for the first six months of 1998.

Non-interest income increased 18.91% to $1,030,511. Asset management and trust fees totaled $139,401. Service charges on deposit accounts increased 18.54% to $333,689. Other service charges and fees rose 18.20% reaching $326,994. Other income increased 10.28% to $181,360. Net securities gains of $49,067 were realized on sold and called investments.

Non-interest expense reached $4,540,685, an increase of 7.44%, or $314,272, while total average assets grew 4.99%. Personnel costs rose 5.11%, a $123,866 increase. Net occupancy expense declined 2.21%, or $6,836. Furniture and equipment expense rose only .64%, representing a cost increase of $1,944. Pennsylvania shares tax expense was $168,904, an increase of 12.05%. Other expense rose 17.06%, an increase of $177,138.

Federal income tax on total first six months earnings was $813,900 compared to $737,000 a year ago. Net income after taxes increased $217,391 to $2,545,898, an increase of 9.34%. The annualized return on average assets was 1.54% for the first six months of 1999 compared to 1.48% for the six months ended June
30, 1998. The annualized return on average equity through June 30, 1999 was 11.72% and had been 11.86% through the first six months of 1998.

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (continued)
---------------------------------
Three Months Ended June 30, 1999 as Compared to the Three Months Ended June 30, 1998
-----------------------------------------------------------------
Pre-tax net income for the second quarter of 1999 rose 10.80% and was $1,665,533 compared to $1,503,177 during the same period of 1998.

Interest income was $5,975,508 an increase of 1.26%. The loan return rate decreased forty-six (46) basis points to 8.64%, the securities return rate increased one (1) basis point to 5.97% and the return rate on total average earning assets decreased thirty-four(34) basis points to 7.58%. Volume growth in total average earning assets was $16,945,068.

Interest expense was $2,411,734 a decrease of 5.97%. The volume increase in average interest-bearing liabilities was $10,784,118.
Cost rate declined to 3.93%, a forty-five (45) basis point increase from a year ago.

The average reserve for loan losses increased 2.11% to $1,901,179, while total average loans grew 2.97%. The 1999 second quarter provision for loan losses was $120,000, compared to $105,000 for the second quarter of 1998, a 14.29% increase.

Net interest income after the application of the provision for possible loan losses grew 6.57% to $3,443,774 representing a 4.14% return on total average assets compared to 4.12% for the second quarter of 1998.

Non-interest income increased 82,595 or 20.24%, to $490,705. Service charges on deposit accounts increased 15.30% to $171,179. Other service charges and fees grew 21.10% to $148,430. Other income increased 11.32% to $89,206. Asset management and trust income was $73,353.

Non-interest expense rose $132,604, a 6.21% increase, compared to total average asset growth of 5.96%. Personnel costs rose $22,029, a 1.81% increase. Net occupancy expense declined $9,182 a 5.82% decrease. Furniture and equipment expense rose $7,166, a 4.41% increase. Pennsylvania shares tax expense was $86,993, an increase of 11.63%. Other expense rose $103,528, a 19.86% increase.

Federal income tax on total second quarter earnings was $406,100 compared to $355,000 a year ago. Net income after taxes grew $111,256 to $1,259,433, a 9.69% increase. The annualized return on average assets was 1.51% for the three months ended June 30, 1999 compared to 1.46% for the second quarter of 1998. The annualized return on average equity for the second quarter of 1999 was 11.60% compared to 11.58% for the second quarter of 1998.

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale which amounted to $117,594,879 on June 30, 1999.

During the first six months of 1999, average interest-bearing liabilities increased $6,991,915 over the same period in 1998.
Investments maturing within one year were 4.79% of total assets on June 30, 1999 and 3.35% on June 30, 1998.

Average loans grew by $5,903,574 and the average securities portfolio including federal funds sold increased $7,750,195.


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

INTEREST SENSITIVITY (In thousands)
-----------------------------------
The following table presents this information as of June 30, 1999 and December 31, 1998:




                                                     June 30, 1999
                         0-30 DAYS  31-90 DAYS  91-180 DAYS  181-365 DAYS  1 - 5 YEARS   OVER 5 YRS
Interest sensitive
 assets                   $ 44,227    $  6,949    $  10,541    $  16,179    $  98,776    $133,473
Interest sensitive
 liabilities              $ 13,461    $ 27,989    $  25,972    $  50,649    $ 107,423    $ 17,579
Interest sensitivity       -----------------------------------------------------------------------
  gap                     $ 30,766    $(21,040)   $ (15,431)   $ (34,470)   $  (8,647)   $115,894
                           =======================================================================
Cumulative  gap                       $  9,726    $  (5,705)   $  (40,175)  $(48,822)    $ 67,072
Ratio of cumulative gap                ===========================================================
 to earning assets                       3.11%       (1.83%)      (12.87%)   (15.63%)      21.48%
                                       ===========================================================



                                                    December 31, 1999
                         0-30  DAYS  31-90 DAYS   91-180 DAYS   181-365 DAYS  1 - 5 YEARS  OVER 5 YRS
Interest sensitive
 assets                   $  45,494    $  6,527    $   13,272    $  22,556    $ 109,898    $108,364
Interest sensitive
 liabilities              $  11,186    $ 34,038    $   25,084    $  38,757    $ 109,293    $ 17,359
Interest sensitivity       -------------------------------------------------------------------------
  gap                     $  34,308    $(27,511)   $  (11,812)   $ (16,201)   $     605    $ 91,005
                           =========================================================================
Cumulative  gap                        $  6,797    $   (5,015)   $ (21,216)   $(20,611)    $ 70,394
Ratio of cumulative gap                 ============================================================
  to  earning  assets                     2.18%        (1.61%)      (6.82%)     (6.62%)      22.62%
                                        ============================================================


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of June 30, 1999 with that of June 30, 1998. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of June 30, 1999 the corporation had no other real estate owned and no in-substance foreclosures.

                                                            At June 30,
                                                      1999               1998

Non-performing Loans:
 Loans on non-accrual basis                  $     275,284      $      28,074
 Past due loans                                    208,464            423,870
 Renegotiated loans                                534,421            911,943
                                               -------------------------------
       Total Non-performing Loans            $   1,018,169      $   1,363,887
 Other real estate owned                     $           -      $           -

       Total Non-performing Assets           $   1,018,169      $   1,363,887

Loans outstanding at end of period           $ 192,072,104      $ 185,099,411
Average loans outstanding (year-to-date)     $ 191,167,003      $ 185,263,429
Non-performing loans as percent of total
 loans                                                 .53%               .74%
Provision for possible loan losses           $     240,000      $     195,000
Net charge-offs                              $     278,175      $     237,205
Net charge-offs as percent of average
 loans                                                 .15%               .13%
Provision for possible loan losses as
 percent of net charge-offs                          86.28%             82.21%
Reserve for possible loan losses as
 percent of average loans outstanding                  .98%               .99%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first six months of 1999 averaged $43,431,388 which represented an increase of $4,151,652 over the average capital of $39,279,736 recorded in the same period of 1998. These capital levels represented a capital ratio of 13.12% in 1999 and 12.46 in 1998. When the loan loss reserve is included, the 1999 capital ratio becomes 13.70%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 1999, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 22.02% and 22.99% respectively. The leverage ratio was 12.82%.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at June 30, 1999. (Dollar amounts in thousands)

                                                            Percent
                                                          of Adjusted
                                                  Amount     Assets
                                                ----------------------
Tier I Capital                                 $ 42,416     22.02
Tier I Requirement                                7,706      4.00

Total Equity Capital                           $ 44,292     22.99
Total Equity Capital Requirement                 15,412      8.00

----------------------------------------------------------------------

Leverage Capital                               $ 42,416     12.82
Leverage Requirement                             13,238      4.00

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

a.    April 20, 1999 Annual Meeting of Shareholders

b.c.  Directors elected at the meeting and results of voting:

Director                 For    Against   Withheld  Abstentions

Richmond H. Ferguson  3,111,715
Dorothy S. Hunter     3,110,915             800
John C. McClatchey    3,111,715
Joseph A. Mosso       3,110,915             800
Louis T. Steiner      3,111,715

Continuing directors:

John T. Babilya                 Joedda M. Sampson
George A. Conti, Jr.            Debra L. Spatola
Gregg E. Hunter                 Louis T. Steiner
Frank E. Jobe                   George V. Welty
Roy M. Landers                  E. Edward Wible



Ratification of the appointment of Stokes Kelly and  Hinds,  LLC, as independent auditors:
                         For    Against   Withheld  Abstained

                      3,104,105  3,860    3,750


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



                                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                 (Registrant)






Dated: August 6, 1999             [S] Louis T. Steiner
                                  -------------------------------
                                  Louis T. Steiner, Vice Chairman
                                  President and Chief Executive Officer




Dated: August 6, 1999            [S] Wendy S. Schmucker
                                 -------------------------------
                                 Wendy S. Schmucker
                                 Secretary/Treasurer

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
     Trust Division
     19 North Main Street

Drive-up Facility
  Latrobe
    Lincoln Road at
    Josephine Street *                        (724) 537-9980

Murrysville
   4785 Old William Penn Highway              (724) 733-4888

* Automatic Teller Facilities

In addition to full-service MAC machines located at all Commercial National offices listed above (except Latrobe and Courthouse
Square) additional 24-hour ATMs are available for your convenience at

Greensburg Kirk Nevin Arena             Norvelt Open Pantry
Latrobe Area Hospital                   Saint Vincent College
New Alexandria Qwik Mart                Westmoreland County Airport


Touchtone Teller 24-hour banking service:    Website Address:
(724)537-9977                                www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.

INSURANCE
Commercial National Insurance Services       Commercial National Insurance
232 North Market Street                      Services is a partnership of
Ligonier, PA 15658                           Gooder & Mary, Inc., and
(724)238-4617                                Commercial National Investment
(877)205-4617 (toll free)                    Corporation, a wholly owned
(724)238-0160 (fax)                          subsidiary of Commercial National
gooder@imail.iix.com                         Financial Corporation.