Form 10-Q
period 1999-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 1999-11-12
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended SEPTEMBER 30, 1999

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



      CLASS                             OUTSTANDING AT  OCTOBER 31, 1999


Common Stock, $2 Par Value              3,567,933 Shares

                             INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:
                                                               Page
           Commercial National Financial Corporation
             Consolidated Balance Sheets                         3
             Consolidated Statements of Income                   4
             Consolidated Statements of Changes in
               Shareholders' Equity                              5
             Consolidated Statements of Cash Flows               6

             Notes to Consolidated Financial Statements          7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations         8



                  PART II - OTHER INFORMATION


Other Information                                               14

Signatures                                                      15

                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                 September 30       December 31
                                                     1999               1998
ASSETS
Cash and due from banks                       $  12,588,890      $  7,655,963
Interest bearing deposits with
  other banks                                       119,981            67,935
                                               -------------------------------
     Total cash and due from banks               12,708,871         7,723,898

Federal funds sold                                     -                 -
Investment securities available for sale        124,925,041       119,103,480


Loans (all domestic)                            198,406,483       192,239,249
  Less unearned income                             ( 89,627)         (124,089)
  Less allowance for loan losses                 (1,942,588)       (1,914,174)
                                               -------------------------------
     Net loans                                  196,374,268       190,200,986

  Premises and equipment                          6,475,384         6,027,496
  Other assets                                    4,807,270         3,323,493

     Total Assets                              $345,290,834      $326,379,353
                                                ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):

  Non-interest bearing                         $ 45,697,887      $ 44,518,765
  Interest bearing                              233,686,224       221,941,756
                                                ------------------------------
     Total deposits                             279,384,111       266,460,521

Short-term borrowings                             6,975,000         3,775,000
Other liabilities                                15,000,000         2,982,183
Long-term borrowings                              2,060,788        10,000,000
                                                ------------------------------
     Total Liabilities                          303,419,899       283,217,704
                                                ------------------------------
Shareholders' Equity:
  Common stock, par value $2; 10,000,000
  Shares authorized; 3,600,000 issued and
  3,571,783 outstanding in 1999; 3,600,000
  issued and outstanding in 1998                  7,200,000         7,200,000

  Retained earnings                              36,401,342        34,133,006
  Accumulated other comprehensive income
     net of deferred taxes of $(609,687)
     in September 1999 and $942,028 in
     December 1998                               (1,183,511)        1,828,643
                                                ------------------------------
                                                 42,417,831        43,161,649
  Treasury stock, 28,217 shares at cost            (546,896)             -
                                                ------------------------------
     Total Shareholders' Equity                  41,870,935        43,161,649
                                                ------------------------------
     Total Liabilities and
     Shareholders' Equity                      $345,290,834      $326,379,353
                                                ==============================


The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                             Three Months                    Nine Months
                                             Ending Sept 30                  Ending Sept 30
                                            1999         1998              1999          1998
INTEREST INCOME:
 Interest and fees on loans             $4,187,617    $4,140,119      $12,451,036    $12,556,149
 Interest and dividends on investments:
    Taxable interest                      1,439,433    1,185,543        4,000,611     3,633,642
    Interest exempt from federal
     income tax                             459,135      475,088        1,481,543     1,424,247
    Interest on federal funds sold           35,333       28,266          117,095        39,139
    Interest on bank deposits                 2,449        2,098            5,373         5,504
                                         -------------------------------------------------------
     Total interest income                6,123,967    5,831,114       18,055,658    17,658,681

INTEREST EXPENSE
 Interest on deposits                     2,210,105    2,390,395        6,482,050     7,121,176
 Interest on short-term borrowings           83,287       89,625          277,029       447,428
 Interest on long-term borrowings           203,958       71,836          559,990       190,521
                                         -------------------------------------------------------
     Total interest expense               2,497,350    2,551,856        7,319,069     7,759,125

NET INTEREST INCOME                       3,626,617    3,279,258       10,736,589     9,899,556
PROVISION FOR LOAN LOSSES                   165,000      120,000          405,000       315,000
                                         -------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                3,461,617    3,159,258       10,331,589     9,584,556

OTHER INCOME
 Asset management and trust income           88,598       55,265          227,999       188,012
 Service charges on deposit accounts        180,292      151,677          513,981       433,187
 Other service charges and fees             143,926      126,693          470,920       403,337
 Securities gains/(losses)                     -          (1,158)          49,067        10,113
 Other income                               115,927      100,641          297,287       265,091
                                         -------------------------------------------------------
     Total other income                     528,743      433,118        1,559,254     1,299,740

OTHER EXPENSES
 Salaries and employee benefits           1,269,607    1,198,630        3,817,106     3,622,263
 Net occupancy expense                      141,186      152,691          443,038       461,379
 Furniture and equipment expense            192,830      157,713          499,507       462,446
 Pennsylvania shares tax                     87,715       77,929          256,619       228,673
 Other expense                              615,359      572,977        1,831,112     1,611,592
                                         -------------------------------------------------------
     Total other expenses                 2,306,697    2,159,940        6,847,382     6,386,353

INCOME BEFORE INCOME TAXES                1,683,663    1,432,436        5,043,461     4,497,943
 Income tax expense                         420,500      336,000        1,234,400     1,073,000
                                         -------------------------------------------------------
NET INCOME                               $1,263,163   $1,096,436       $3,809,061    $3,424,943
                                         =======================================================
Average Shares Outstanding                3,573,879    3,600,000        3,585,389     3,600,000
                                         =======================================================
EARNINGS PER SHARE                       $      .35   $      .31       $     1.06    $      .95
                                         =======================================================
CASH DIVIDENDS DECLARED PER SHARE        $      .15   $      .11       $      .43    $      .31
                                         =======================================================


The accompanying notes are an integral part of these consolidated financial statements.

                         COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   Accumulated
                                                                                      Other            Total
                                              Common       Retained     Treasury  Comprehensive     Shareholders'
                                              Stock        Earnings      Stock        Income           Equity
Balance at December 31, 1997               $3,600,000    $34,604,120       -       $  240,891     $38,445,011

Comprehensive Income
  Net income                                     -         3,424,943       -             -          3,424,943
  Other comprehensive income, net of tax:
    Unrealized gains on securities
    of $1,673,072, net of reclassification
    adjustment for gains included in net
    income of $(6,675)                           -              -          -        1,666,397       1,666,397
Total Comprehensive Income                                                                          5,091,341

Cash dividends declared
$.31 per share                                   -        (1,116,000)      -             -         (1,116,000)
                                           -------------------------------------------------------------------
Balance at September 30, 1998              $3,600,000    $36,913,063       -       $1,907,288     $42,420,351
                                           ===================================================================

Balance at December 31, 1998               $7,200,000    $34,133,006       -       $1,828,643     $43,161,649

Comprehensive Income
  Net income                                     -         3,809,061       -             -          3,809,061
  Other comprehensive income, net of tax:
    Unrealized loss on securities
    of $(2,979,770), net of reclassification
    adjustment for gains included in net
    income of $(32,384)                          -              -          -       (3,012,154)     (3,012,154)
Total Comprehensive Income                                                                            796,907

Cash dividends declared
$.43 per share                                   -        (1,540,725)      -             -         (1,540,725)
Purchase of treasury stock                       -              -      (546,896)         -           (546,896)
                                           -------------------------------------------------------------------
Balance at September 30, 1999              $7,200,000    $36,401,342  $(546,896) $ (1,183,511)    $41,870,935
                                           ===================================================================


The accompanying notes are an integral part of these consolidated financial statements


              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             For Nine Months
                                                           Ended  September 30
                                                         1999               1998
OPERATING ACTIVITIES
  Net income                                         $3,809,061     $3,424,943
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                         499,172        454,329
  Provision for loan losses                             405,000        315,000
  Net amortization of securities
  and loan fees                                          60,493         64,309
  (Increase) decrease in interest receivable            (54,057)        67,732
  Decrease in interest payable                         (255,531)      (156,765)
  Increase (decrease) in taxes payable                    8,785        (67,329)
  Decrease in other liabilities                        (395,026)      (394,530)
  Increase in other assets                             (129,554)       (87,401)
  Net securities gains                                  (49,067)       (10,113
                                                     --------------------------
     Net cash provided by operating activities        3,899,276      3,610,175
                                                     --------------------------
INVESTING ACTIVITIES
  Net increase in deposits
   with other banks                                     (52,046)       (34,978)
  Net decrease in fed funds sold                           -              -
  Purchase of securities AFS                        (55,104,952)   (24,990,039)
  Purchase of securities HTM                               -        (1,966,778)
  Maturities and calls of securities AFS             22,385,108      2,904,504
  Maturities and calls of securities HTM                   -        12,175,000
  Sale of securities AFS                             22,284,141      8,996,484
  Net increase in loans                              (6,567,509)    (4,943,072)
  Purchase of premises and equipment                   (947,060)      (614,084)
                                                    ---------------------------
     Net cash used in investing activities          (18,002,318)    (8,472,963)
                                                    ---------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                12,923,590     (2,932,265)
  Net increase in short-term borrowings               3,200,000      2,600,000
  Net increase in long-term borrowings                5,000,000      5,000,000
  Dividends paid                                     (1,540,725)    (1,116,000)
  Purchase of treasury stock                           (546,896)          -
                                                    ---------------------------
     Net cash provided by financing activities       19,035,969      3,551,735
                                                    ---------------------------
                                                      4,932,927     (1,311,053)
                                                    ---------------------------
Cash and cash equivalents at beginning of year        7,655,963      9,711,026

Cash and cash equivalents at end of quarter         $12,588,890    $ 8,399,973
                                                    ===========================
Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                          $ 7,574,600    $ 7,915,890
                                                    ===========================
  Income taxes                                      $ 1,138,000    $ 1,062,000
                                                    ===========================

The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999

Note 1  Management Representation
---------------------------------
        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1998, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and the statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1999 and 1998. The results of the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Allowance for Loan Losses

      Description of changes:
                                                         1999          1998

      Allowance balance January 1                 $ 1,914,174   $ 1,882,251

      Additions:
       Provision charged to operating expenses        405,000       315,000
       Recoveries on previously charged off
       loans                                           20,452         6,614

      Deductions:
      Loans charged off                              (397,038)     (311,492)
                                                 ---------------------------
      Allowance balance September 30              $ 1,942,588   $ 1,892,373
                                                 ===========================

   ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
--------------------
First Nine Months of 1999 as compared to the First Nine Months of 1998
----------------------------------------------------------------------
Pre-tax net income for the first nine months of 1999 was $5,043,461 compared to $4,497,943 during the same period of 1998, representing a 12.13% increase.

Interest income was $18,055,658, an increase of 2.25%. The loan return rate decreased thirty-nine basis points to 8.64% and the securities return rate increased five (5) basis points to 6.03%. As a result, the return rate on total average earning assets decreased twenty-five (25) basis points to 7.62%. Average earning asset volume rose $16,897,426, representing a 5.65% increase.

Interest expense was $7,319,069, a decrease of 5.67%. The cost rate on average interest bearing liabilities was 3.96%, a forty-three
(43) basis point decrease from a year ago. Average interest bearing liability volume rose $10,559,119, an increase of 4.48%.

Net interest income increased 8.46% to $10,736,589, and represented 4.30% of average total assets compared to 4.19% during the first nine months of 1998.

The average allowance for loan losses increased 2.59% to $1,915,873. By comparison, total average loans grew 3.61% during the same period. The 1999 first nine months provision for loan losses was $405,000, compared to $315,000 for the first nine months of 1998, representing a 28.57% increase.

Net interest income after the application of the provision for loan losses grew 7.79% to $10,331,589 representing a 4.14% return on total average assets compared to 4.06% for the first nine months of 1998.

Non-interest income increased 19.97% to $1,559,254. Service charges on deposit accounts grew 18.65% to $513,981. Other service charges and fees rose 16.76%, reaching $470,920. Other income increased 12.15% to $297,287. Asset management and trust fees totaled $227,999, an increase of 21.27%. Gains on securities called and sold amounted to $49,067.

Non-interest expense was $6,847,382, an increase of 7.22%, or $461,029, while total average assets grew 5.76%. Personnel costs rose 5.38%, a $194,843 increase. Net occupancy expense declined 3.98%, or $18,341. Furniture and equipment expense rose by 8.01%, representing a cost increase of $37,061. Pennsylvania shares tax expense was $256,619, an increase of 12.22%. Other expense rose 13.62%, an increase of $219,520.

Federal income tax on total first nine months earnings was $1,234,400 compared to $1,073,000 a year ago. Net income after taxes rose 11.22% to $3,809,061, an increase of $384,118. The annualized return on average assets was 1.53% for the first nine months of 1999 compared to 1.45% for the nine months ended September 30, 1998. The annualized return on average equity through September 30, 1999 was 11.82% and had been 11.51% through the first nine months of 1998.


ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three Months Ended Sep 30, 1999 as compared to the Three Months Ended
Sep 1998
---------------------------------------------------------------------
Pre-tax net income for the third quarter of 1999 was $1,683,663 compared to $1,432,436 during the same period of 1998.

Interest income was $6,123,967, an increase of 5.02%. The loan return rate decreased twenty-eight(28) basis points to 8.63%, the securities return rate increased six (6) basis points to 6.08% and the return rate on total average earning assets decreased twenty
(20) basis points to 7.62%. Volume growth in total average earning assets was $23,278,966.

Interest expense was $2,497,350, a decrease of 2.14%. The volume increase on average interest-bearing liabilities was $17,577,205. The cost rate fell to 3.99%, a forty (40) basis point decrease from a year ago.

The average allowance for loan losses increased 2.42% to $1,915,403, while total average loans grew 4.45%. The 1999 third quarter provision for loan losses was $165,000, compared to $120,000 for the third quarter of 1998, representing a 37.50% increase.

Net interest income after the application of the provision for loan losses grew 9.57% to $3,461,617 representing a 4.11% return on total average assets compared to 4.02% for the third quarter of 1998.

Non-interest  income  increased 22.08%,  or  $95,625,  to  $528,743.
Service charges on deposit accounts increased 18.87% to $180,292. Other service charges and fees increased 13.60% to $143,926. Other income increased 15.19% to $115,927. Asset management and trust fees totaled $88,598, representing a 60.31% increase.

Non-interest expense grew 6.79%, a $146,757 increase, compared to total average asset growth of 7.29%. Personnel costs rose 5.92%, a $70,977 increase. Net occupancy expense declined 7.53%, a $11,505 decrease. Furniture and equipment expense rose 22.27%, a $35,117 increase. Pennsylvania shares tax expense was 87,715, an increase of 12.56%. Other expense rose 7.40%, a $42,382 increase.

Federal income tax on total third quarter earnings was $420,500 compared to $336,000 a year ago. Net income after taxes was $1,263,163. The annualized return on average assets was 1.50% for the three months ended September 1999 compared to 1.40% for the third quarter of 1998. The annualized return on average equity for the third quarter of 1999 was 12.02% compared to 10.84% for the third quarter of 1998.

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $123,822,278 on September 30, 1999.

During the first nine months of 1999, average interest-bearing liabilities increased $10,559,119 over the same period in 1998. Investments maturing within one year were 4.01% of total assets on September 30, 1999 and 6.21% on September 30, 1998.

Average   loans  grew  by  $6,703,376  and  the  average  securities portfolio, including federal funds sold, increased $10,194,050.


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

INTEREST
SENSITIVITY (In thousands)
--------------------------
The following table presents this information as of September 30, 1999 and December 31, 1998:


                                               September 30, 1999
                     0-30 DAYS  31-90 DAYS  91-180 DAYS  181-365 DAYS  1 - 5 YEARS   OVER 5 YRS
Interest sensitive
 assets               $ 45,128   $  6,509    $   8,628    $  19,162    $ 127,139    $115,454
Interest sensitive
 liabilities          $ 21,568   $ 26,599    $  43,002    $  31,858    $  79,984    $ 53,259
Interest sensitivity  -----------------------------------------------------------------------
 gap                  $ 23,560   $(20,090)   $ (34,374)   $ (12,696)   $  47,155    $ 62,195
                      =======================================================================
Cumulative gap                   $  3,470    $ (30,904)   $ (43,600)   $   3,555    $ 65,750
Ratio of cumulative gap          ============================================================
 to earning assets                  1.07%       (9.56%)     (13.49%)       1.10%      20.35%
                                 ============================================================



                                                December 31, 1998
                     0-30  DAYS  31-90 DAYS  91-180 DAYS  181-365 DAYS  1 - 5 YEARS   OVER 5 YRS
Interest sensitive
 assets               $ 45,494    $  6,527    $  13,272    $  22,556    $ 109,898    $108,364
Interest sensitive
 liabilities          $  11,186   $ 34,038    $  25,084    $  38,757    $ 109,293    $ 17,359
Interest sensitivity  ------------------------------------------------------------------------
 gap                  $  34,308   $(27,511)   $ (11,812)   $ (16,201)   $     605    $ 91,005
                      ========================================================================
Cumulative gap                    $  6,797    $  (5,015)   $ (21,216)   $ (20,611)   $ 70,394
Ratio of cumulative gap           ============================================================
 to earning assets                   2.18%       (1.61%)      (6.82%)      (6.62%)     19.09%
                                  ============================================================


ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of September 30, 1999 with that of September 30, 1998. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of September 30, 1999 the corporation had $28,074 in other real estate owned and no in substance foreclosures. Other real estate owned expense was $1,500.

                                                       At Sept 30,
                                                  1999            1998
Non-performing Loans:
 Loans on non-accrual basis               $     290,731   $      83,527
 Past due loans                                 458,350         144,880
 Renegotiated loans                             513,203         893,024
                                          ------------------------------
   Total non-performing loans             $   1,262,284   $   1,121,431
 Other real estate owned                  $      28,074   $        -
                                          ------------------------------
   Total non-performing assets            $   1,290,358   $   1,121,431
                                          ==============================
Loans outstanding at end of period        $ 198,316,856   $ 188,166,659
Average loans outstanding (year-to-date)  $ 192,177,222   $ 185,473,846
Non-performing loans as percent of total
 loans                                             .65%            .60%
Provision for loan losses                 $     405,000   $     315,000
Net charge-offs                           $     376,586   $     304,878
Net charge-offs as percent of average
 loans                                             .20%            .16%
Provision for loan losses as
 percent of net charge-offs                     107.55%         103.32%
Allowance for loan losses as
 percent of average loans outstanding             1.08%           1.02%

CAPITAL RESOURCES
-----------------
Shareholders' equity for the first nine months of 1999 averaged $42,963,795 which represented an increase of $3,292,858 over the average capital of $39,670,937 recorded in the same period of 1998. These capital levels represented a capital ratio of 12.90% in 1999 and 12.60% in 1998. When the loan loss allowance is included, the 1999 capital ratio becomes 13.48%.

The Federal Reserve Board has issued risk-based capital adequacy guidelines which went into effect in stages through 1992. The risk-based capital standard is designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 1999, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 21.89% and 22.88% respectively. The leverage ratio was 12.75%.

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at September 30, 1999 (Dollar amounts in thousands)


                                                        Percent
                                                      of Adjusted
                                           Amount        Assets
                                        ----------------------------
Tier I Capital                          $ 43,054          21.89
Risk-Based Requirement                     7,867           4.00

Total Equity Capital                    $ 44,997          22.88
Risk-Based Requirement                    15,734           8.00


Leverage Capital                        $ 43,054          12.75
Minimum Leverage Requirement              13,508           4.00

Year 2000

In 1997, the corporation's year 2000 committee was formed and began an analysis of year 2000 issues that may affect the day to day operations of the corporation and the bank. The year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000 and, in turn, may result in miscalculations and/or system failures.

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

Based on our assessment of the vendors and testing that was completed, the corporation estimates the costs associated with addressing the issue will be approximately $500,000 with items being expensed as incurred or capitalized, whenever appropriate. These costs or any additional costs associated with the year 2000 issue are not expected to have a material impact on the corporation's financial position. The corporation has and will continue to devote the necessary time and resources to resolve the year 2000 issue in a timely manner.

The corporation continues to evaluate the effect of the year 2000 issue on its commercial customers. Failure of a commercial customer to prepare for year 2000 could adversely affect the customer's operations and, in turn, affect the corporation's ability to collect outstanding loans and retain deposit balances. The corporation mailed questionnaires to its commercial customers regarding the potential effect that the year 2000 could have on their businesses. Those customers deemed mission critical by senior management will be placed on a year 2000 watch list and will be contacted on an ongoing basis regarding their 2000 readiness.

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



                                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                (Registrant)






Dated: November 10, 1999          /s/ Louis T. Steiner
                                  --------------------------------
                                  Louis T. Steiner
                                  President and Chief Executive Officer




Dated: November 10, 1999          /s/ Wendy S. Schmucker
                                  ---------------------------------
                                  Wendy S. Schmucker
                                  Secretary/Treasurer

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

* Automatic Teller Facilities

In addition  to  full-service  MAC  machines  located  at   all
Commercial National offices listed below (except Latrobe and Courthouse Square) additional 24-hour ATMs are available for your convenience.

  Greensburg Kirk Nevin Arena           Latrobe  Area  Hospital
  New Alexandria Qwik Mart              Norvelt Open Pantry
  Saint Vincent College                 Westmoreland County Airport


Touchtone Teller 24-hour banking service:     Website Address:
(724)537-9977                                 www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier, and New Alexandria.
1-800-803-BANK
Free from all other locations

INSURANCE
Commercial National Insurance Services     Commercial National Insurance
232 North Market Street                    Services is a partnership of
Ligonier, PA 15658                         Gooder & Mary, Inc., and
(724) 238-4617                             Commercial National Investment
(877) 205-4617 (toll free)                 Corporation, a wholly owned
(724) 238-0160 (fax)                       subsidiary of Commercial National
gooder@imail.iix.com                       Financial Corporation.