Form 10-K
period 1999-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2000-03-27
CIK 866054

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

Aggregate market value of common stock held by
non-affiliates of registrant based on closing sale price
based on the NASDAQ National Market System on March 17, 2000.       $33,003,082

Number of shares of common stock outstanding at March 17, 2000.       3,527,568

              DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II, and IV of this report. Portions of the definitive Proxy Statement related to the annual meeting of shareholders to be held April 18, 2000 are incorporated by reference into Part III.

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

PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.............................................. 13

Part I

Item 1.  BUSINESS

Description of Business
-----------------------
     The   Commercial   National   Financial   Corporation   (the
corporation)  was  incorporated   under  the  laws    of    the
Commonwealth of Pennsylvania on July 1, 1990 and is registered as a bank holding company under the Bank Holding Company Act of 1956 as amended. The corporation is owner of 100% of the outstanding
shares  of  common  stock   of   Commercial   National   Bank  of
Pennsylvania.  This  subsidiary  bank  and  its  predecessor have been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, two(2) in Unity Township and one (1) each in Ligonier, West Newton, Greensburg, Murrysville and Hempfield Township. The Murrysville
office   began   operations  in  July  of    1996.  An   asset
management/trust  department  was  established  in  1994  and  is located  in  the  building  that houses  the  Greensburg  banking
office.   All  of  these  offices are within  the  boundaries  of
Westmoreland County, Pennsylvania. In addition, the building which houses the downtown Latrobe banking office is the location of the corporation's and the bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system. In November of 1997, conversion of the former Plaza Hotel building officially became our new corporate office center. The new center has eliminated over-crowded work offices, organized work groups and provides space for growth. Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with twenty-four-hour-a-day automatic teller machines and one (1) additional ATM unit each is located on the campus of Saint Vincent College in Unity
Township,  the  terminal   of   the Westmoreland  County  Airport
in Unity Township and in the reception lobby of the Latrobe Area Hospital in Latrobe, an in-store machine in each the Norvelt Open Pantry and New Alexandria Qwik Mart and the lobby of the Kirk S. Nevin Arena located in Greensburg. A separate freestanding drive-up teller staffed banking facility is attached to our Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

The corporation's business activities involve holding the stock of it subsidiary bank and Commercial National Investment Corporation, which is a 50% owner of Commercial National Insurance Services together with the Gooder Agency, Inc., of Ligonier. Commercial National Insurance Services offers a full array of insurance products and services to consumer and commercial markets surrounding the Ligonier area.

The subsidiary bank offers the full range of banking services normally associated with the general commercial banking business. Services include extending credit, providing deposit services,
marketing   non-deposit   investments  and   offering   financial
counseling.   The ATM system described earlier is a part  of  the
MAC and Cirrus networks which permits the bank's customers access to an extensive regional and national network. The bank also has implemented a comprehensive electronic online banking system. By using a personal computer with internet access, customers can access their Commercial National Bank accounts, perform common banking tasks and pay bills 24 hours a day, seven days a week, 365 days a year. During 1997, the Commercial National Check Card was introduced. The card can be used by customers at ATMs and have funds drawn electronically for purchases from merchants displaying a Mastercard or MAC symbol.

Competition
-----------
Throughout the subsidiary bank's service area, substantial competition exists for both deposit and loan products. The competitors range from branches of major Cleveland Ohio, Indiana, Pittsburgh and Johnstown Pennsylvania based banks, several
independent  banks headquartered  in   Westmoreland   County,  a
variety of thrift institutions and a number of credit unions. Even though some portions of the thrift industry have experienced fairly extensive restructuring, the level of competitive activity in our service area remains strong. Competition for certificates of deposit and money market deposits remains vigorous with the representatives of insurance companies and securities brokers
soliciting  customers   in   our  market  area.   In  addition,
out-of-area institutions including retailers continue to solicit business for credit cards, residential mortgages and automobile financing.


Supervision and Regulation
--------------------------
As a result of the establishment of the holding company format, the holding company and the subsidiaries are subject to the
supervision  of  the  following regulatory bodies:   The  Federal
Reserve Board, the Office of the Comptroller of the Currency, the
Securities   and   Exchange  Commission,  the   Commonwealth   of
Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations,
reserve   requirements,   dividend   payments   and   regulations
concerning   activities  by  corporate  officers  and  directors.
The Federal Reserve Board monitors holding company activity while the Office of the Comptroller of the Currency is the corporation's
primary  banking regulator.   No  restrictions or actions  are
currently  pending against the corporation or the bank.

Effects of Governmental Policies
--------------------------------
In addition to the regulatory requirements, the corporation and its subsidiaries are affected by the national economy and the influence on that economy exerted by governmental bodies through monetary and fiscal policies and their efforts to implement such policies. In particular, the impact of the open market operations on interest rates, the establishment of reserve requirements and the setting of the discount rate will continue to affect business volumes and earnings. The exact nature or the full extent of this impact is almost impossible to predict; however, management continues to monitor these activities on a regular basis and seeks to modify its policies and procedures accordingly.

         CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations in the annual report to shareholders for the year ended December 31, 1999 which is incorporated herein by reference.

Securities Portfolio
--------------------
The following table presents the composition of the securities portfolio at year end for the years indicated:

                                              Amortized Cost at December 31
                                            1999          1998           1997
                                            ----          ----           ----
U. S. Treasury securities and other
 U. S. Government agencies and
 corporations                         $72,567,628    $77,481,622    $81,067,566
Obligations of states and political
 subdivisions                          51,542,799     36,454,587     35,619,236
Other securities                        3,371,638      2,396,600      1,330,300
                                       ----------     ----------     ----------
 Total                               $127,482,065   $116,332,809   $118,017,102
                                     ============   ============   ============

Loans
-----
   Final loan maturities excluding consumer installment and mortgage loans and before unearned discount at December 31, 1999:
(in thousands)

                                         Within   One-Five     After
                                        One Year    Years    Five Years    Total
                                        --------   ------   ----------    -----
Commercial and Industrial               $ 9,639   $ 9,606      $ 3,627    $22,872
Real estate-construction                  3,999       135            -      4,276
Other                                     3,705*    1,790        8,568    $14,063
                                        -------    ------      -------   --------
 Totals                                 $17,343   $11,531      $12,337    $41,211
                                        =======    ======      =======    =======

Loans at fixed interest rates                     $ 6,331      $ 5,285    $11,616
Loans  at variable interest rates                   5,200          337      5,537
                                                   ------      -------    -------
                                                  $11,531      $ 5,622    $17,153
                                                   ======      =======    =======

*  Includes $1.9 million PHEAA loans with no fixed maturity date.

Non-performing Loans
--------------------
The following table details, for each of the most recent five years, the year end amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

Dec. 31, 1999
   Loans on non-accrual basis       $  517,644
   Loans past due 90 days or more      187,259
   Renegotiated loans                  493,215
                                    ----------
   Total                            $1,198,118
                                    ==========
Dec. 31, 1998
   Loans on non-accrual basis       $   95,032
   Loans past due 90 days or more      320,438
   Renegotiated loans                  572,352
                                    ----------
   Total                            $  987,822
                                    ==========
Dec. 31, 1997
   Loans on non-accrual basis       $   23,172
   Loans past due 90 days or more      659,078
   Renegotiated loans                  948,128
                                    ----------
   Total                            $1,630,378
                                    ==========
Dec. 31, 1996
   Loans on non-accrual basis       $   23,172
   Loans past due 90 days or more      100,293
   Renegotiated loans                1,024,550
                                    ----------
   Total                            $1,148,015
                                    ==========
Dec. 31, 1995
   Loans on non-accrual basis       $  569,564
   Loans past due 90 days or more       89,824
   Renegotiated loans                  466,217
                                    ----------
   Total                            $1,125,605
                                    ==========
At present no other loans which are outstanding present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 1999 the corporation had no other real estate owned and no in-substance foreclosures.

Effect of non-accrual loans on interest income during 1999 is as follows:

                                             Non-accrual
                                                Loans
                                               -------
Gross amount of interest that would have
   been recorded at original rates            $  8,321
Less: Interest that was reflected in income          -
                                              --------
Net reduction to interest income              $  8,321
                                              ========

Summary of Loan Loss Experience
-------------------------------
The table below provides an analysis of the allowancee for loan losses for the five years ended December 31, 1999:

                                                                       December 31,
                                               1999          1998          1997          1996          1995

Loans outstanding at beginning of year,
net of unearned income                    $192,115,160  $183,481,157  $159,935,523  $144,288,002  $139,066,657
                                          ============  ============  ============  ============  ============
Average loans outstanding                 $194,664,755  $186,418,665  $169,849,234  $151,056,637  $142,697,066
Allowance for loan losses:                ============  ============  ============  ============  ============
Balance, beginning of year                $  1,914,174  $  1,882,251  $  2,035,818  $  2,081,700  $  2,077,553
                                          ------------  ------------  ------------  ------------  ------------
Loans charged off:
Commercial, industrial & other               2,678,266        24,306         4,859          -             -
Installment and charge card                    616,786       377,353       437,003       170,719        97,089
Real estate                                     12,971        11,208         6,446         3,233          -
                                             ---------       -------       -------       -------       -------
   Total loans charged off                   3,308,023       412,867       448,308       173,952        97,089
                                             ---------       -------       -------       -------       -------
Recoveries:
Commercial, industrial & other                    -              300          -             -             -
Installment and charge card                     23,596         9,490        22,669        23,070        10,884
Real estate                                       -             -            2,072          -              352
                                             ---------       -------        ------       -------       -------
   Total recoveries                             23,596         9,790        24,741        23,070        11,236
                                             ---------       -------       -------       -------       -------
  Net loans charged off                      3,284,427       403,077       423,567       150,882        85,853
Provision charged to expense                 3,289,706       435,000       270,000       105,000        90,000
                                             ---------       -------     ---------       -------       -------
Balance, end of year                      $  1,919,453   $ 1,914,174   $ 1,882,251   $ 2,035,818   $ 2,081,700
                                          ============   ===========   ===========   ===========   ===========
Ratios:
Net charge-offs as a percentage
of average loans outstanding                      1.69%          .22%          .25%          .10%          .06%

Allowance for  loan losses
as a percentage of average loans
outstanding                                        .99          1.03          1.11          1.35          1.46


Management review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a monthly basis and is considered in conjunction with current economic conditions and the current requirements of the appropriate regulatory agencies.

As a result of this on-going study, management believes that the reserve amount shown for December 31, 1999 is adequate to  offset
the   expense   which   may  exist   as   a   result   of   under
collateralization or uncollectibility.

Deposits
--------
The following table presents average deposits by type and the average interest rates paid as of 1999, 1998 and 1997:

                                                         December 31,
                                       1999                  1998                  1997
                                 Average   Average    Average    Average    Average    Average
                                 Balance  Rate Paid   Balance   Rate Paid   Balance   Rate Paid
Non-interest bearing demand   $ 41,744,536   -  %  $ 37,565,870    -  %  $ 34,124,049    -  %
Interest bearing demand         21,376,716   .72     20,709,992   1.69     20,204,634   1.91
Money market                    43,545,503  3.51     41,921,741   3.89     42,542,349   4.07
Savings                         46,836,966  2.52     45,672,055   2.93     44,871,628   3.09
Time                           115,189,889  5.11    112,647,588   5.40    108,744,105   5.41
                              ------------          -----------           -----------

      Total                   $268,693,610  3.26%  $258,517,246   3.64%  $250,486,765   3.75%
                              ============         ============           ===========

Remaining maturities of certificates of deposit $100,000 or more:

                                                           December 31,
                                         1999                 1998               1997
                                    Amount   Percent     Amount   Percent   Amount    Percent
Remaining maturity:
3 months or less                 $26,559,928  72%     $16,943,373  57%   $12,602,770   40%
Over 3 through 6 months            4,159,920  11        2,965,786  10      4,452,058   14
Over 6 months through 12 months    3,166,384   8        6,109,446  20      2,628,559    8
Over 12 months                     3,429,108   9        3,997,620  13     11,796,885   38
                                  ----------  --       ----------  --     ----------   --

    Total                        $37,315,340 100%     $30,016,225 100%   $31,480,272  100%
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

Name                       Age     Present and Previous Positions
------------------------------------------------------------------
Louis A. Steiner            69     Chairman of the board
                                   (1977 to present),
                                   chief executive officer
                                   (1977 to 1997)

Louis T. Steiner            38     President (April 1998 to present),
                                   vice chairman and chief executive
                                   officer (November 1997 to present)
                                   vice chairman (December 1995 to
                                   present), vice president (January
                                   1994 to November 1995)

Gregg E. Hunter             41     Vice chairman and chief financial
                                   officer (December 1995 to present),
                                   vice president and chief financial
                                   officer (January 1994 to November
                                   1995), assistant secretary/treasurer
                                   (January 1993 to November 1995)


Wendy S. Schmucker          31     Secretary/treasurer and vice president,
                                   manager corporate administration
                                   November 1997 to present), assistant
                                   vice president and managing corporate
                                   officer (December 1996 to October 1996),
                                   assistant secretary/treasurer and
                                   corporate and financial administrative
                                   officer (December 1995 to November 1996),
                                   corporate administrator (January 1995
                                   to November 1995)



Ryan M. Glista              32     Vice president and comptroller
                                   (November 1997 to present),
                                   assistant vice president and
                                   controller (December 1995 to
                                   (November 1997), corporate
                                   accountant (June 1994 to
                                   December 1995)

Susan F. Robb               25     Assistant secretary (April 1998
                                   to present), corporate administrator
                                   (September 1997 to present), customer
                                   service representative (September 1996
                                   to September 1997)

Part II


Item  5.    Market for Registrant's Common Stock and Related Security
            Holder Matters
            ------------------------------------------------------------
            Information   appearing  in  the  annual   report   to
            shareholders for the fiscal year ended December 31, 1999 on page 20 is incorporated herein by reference in response
            to  this  item.   As  of  March 17,  2000  there  were  535
            shareholders of record of the registrant's common stock. The number of beneficial shareholders is approximately 775.


Item 6.     Selected Financial Data
            -----------------------
            Information   appearing  in  the  annual   report   to
            shareholders for the fiscal year ended December 31, 1999 on page 21 is incorporated herein by reference in response to this item.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
            -----------------------------------------------------------
            Information   appearing  in  the  annual   report   to
            shareholders for the fiscal year ended December 31, 1999 on page 22 is incorporated herein by reference in response to this item.


Item  8.   Financial Statements and Supplementary Data
           -------------------------------------------
           The following information appearing in the annual report to shareholders for the fiscal year ended December 31, 1999 is incorporated herein by reference in response to this item.

                                                                    Annual
                                                                    Report
                                                                     Page
                                                                    ------
Report of Independent Certified Public Accountants...................  19
Financial Statements:
   Consolidated Statements of Financial
       Condition as of December 31, 1999 and 1998....................   6
   Consolidated Statements of Income for the Years Ended
   December 31, 1999, 1998, and 1997.................................   7
   Consolidated Statements of Changes in Shareholders' Equity for
   the Years Ended December 31, 1999, 1998 and 1997..................   8
   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997..................................   9
   Notes to Consolidated Financial Statements........................  10
   Quarterly Summary of Financial Data (Unaudited)...................  20


Item 9.   Disagreements on Accounting and Financial Disclosure
          ----------------------------------------------------
          None.

Part III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 18, 2000 on pages 3 and 4 and from part I of this report on 10-K is incorporated herein by reference in response to this item.

          Based on a review of the applicable forms, there was no director,officer or beneficial owner of more than 10 percent of common stock who failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the most recent fiscal year or prior years.


Item 11.  Executive Compensation
          ----------------------
          Information  appearing  in the definitive  proxy  statement
          related  to      the annual meeting of shareholders  to  be
          held  April  18,  2000 on   page  11  is   incorporated
          herein by reference in response to this item.


Item  12.  Security  Ownership of Certain Beneficial  Owners  and
           Management
           ------------------------------------------------------
           Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 18, 2000 on page 6 is incorporated herein by reference in response to this item.


Item  13.  Certain Relationships and Related Transactions
           ----------------------------------------------
           Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held April 18, 2000 on page 14 is incorporated herein by reference to this item.

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

       3.4          Amendment to Articles of         Exhibit A to definitive
                    Incorporation                    Proxy Statement filed
                                                     for the meeting of
                                                     shareholders held on
                                                     April 15, 1997


      13            Annual Report to Shareholders
                    for the Fiscal Year Ended
                    December 31, 1999

      21            Subsidiaries of the Registrant

      22 Commercial National Financial Corporation 2000 Annual Proxy Statement to Shareholders

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


       March 21, 2000

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
900 Ligonier Street
Latrobe, PA 15650

      Pursuant  to  the  requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY                                             DATE
----------------------                                          ----------
/s/ Louis A. Steiner                                          MARCH 21, 2000
--------------------
Louis A. Steiner, Chairman of the Board and Director

/s/ Louis T. Steiner                                          MARCH 21, 2000
--------------------
Louis T. Steiner, Vice Chairman of the Board and Director

/s/ Gregg E. Hunter                                           MARCH 21, 2000
-------------------
Gregg E. Hunter, Vice Chairman of the Board and Director

/s/ Wendy S. Schmucker                                        MARCH 21, 2000
-------------------------
Wendy S. Schmucker, Secretary/Treasurer

/s/ John T. Babilya                                           MARCH 21, 2000
--------------------
John T. Babilya, Director

/s/ George A. Conti, Jr.                                      March 21, 2000
------------------------
George A. Conti, Jr., Director

/s/ Richmond H. Ferguson                                      MARCH 21, 2000
------------------------
Richmond H. Ferguson, Director

/s/ Dorothy S. Hunter                                         MARCH 21, 2000
---------------------
Dorothy S. Hunter, Director

/s/ Frank E. Jobe                                             MARCH 21, 2000
------------------
Frank E. Jobe, Director


------------------
Roy M. Landers, Director

/s/ John C. McClatchey                                        MARCH 21, 2000
----------------------
John C. McClatchey, Director

/s/ Joseph A. Mosso                                           MARCH 21, 2000
-------------------
Joseph A. Mosso, Director

/s/ Joedda M. Sampson                                         March 21, 2000
---------------------------
Joedda M. Sampson, Director

/s/ Debra L. Spatola                                          MARCH 21, 2000
-----------------------
Debra L. Spatola, Director

/s/ George V. Welty                                           MARCH 21, 2000
-------------------
George V. Welty, Director

/s/ C. Edward Wible                                           MARCH 21, 2000
-------------------
C. Edward Wible, Director

(The following caption appears at the bottom of the page about three-quarters of the way down.)




The corporation will provide without charge to any shareholder  a copy  of  its 1999 annual report on form 10-K as required  to  be
filed  with  the  Securities and Exchange  Commission.   Requests
should be made in writing to:


COMMERCIAL NATIONAL FINANCIAL CORPORATION
STOCK TRANSFER DEPARTMENT
P.O. BOX 429
LATROBE, PA  15650