Form 10-Q
period 2000-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2000-05-11
CIK 866054

16



                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended MARCH 31, 2000


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



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]
No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



CLASS                                   OUTSTANDING AT APRIL 30, 2000

Common Stock, $2 Par Value              3,527,568 Shares

                              INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          Included in Part I of this report:
                                                       Page
          Commercial National Financial Corporation
            Consolidated Balance Sheets                 3
            Consolidated Statements of Income           4
            Consolidated Statements of Changes in
               Shareholders' Equity                     5
            Consolidated Statements of Cash Flows       6

            Notes to Consolidated Financial Statements  7



ITEM 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations    8



                     PART II - OTHER INFORMATION


Other Information                                      14

Signatures                                             15

                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                 March 31     December 31
                                                   2000            1999
ASSETS
  Cash and due from banks                    $   7,338,606  $   8,654,617
  Interest bearing deposits with
     other banks                                    77,525        558,781
                                              ----------------------------
       Total cash and due from banks             7,416,131      9,213,398

  Federal funds sold                                  -         5,750,000

  Investment securities available for sale     117,595,466    124,743,186


  Loans (all domestic)                         202,369,699    204,959,798
  Less unearned income                             (44,953)      (120,463)
  Less allowance for loan losses                (1,958,219)    (1,919,453)
                                              ----------------------------
       Net loans                               200,366,527    202,919,882

  Premises and equipment                         6,262,834      6,304,454
  Other assets                                   5,553,603      6,367,070
                                              ----------------------------
     Total Assets                             $337,194,561   $355,297,990
                                              ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits (all domestic):
   Non-interest bearing                       $ 42,147,319   $ 41,534,998
   Interest bearing                            228,041,460    231,412,405
                                              ----------------------------
       Total deposits                          270,188,779    272,947,403

  Short-term borrowings                          5,275,000     15,000,000
  Other liabilities                              1,745,550      2,946,694
  Long-term borrowings                          20,000,000     25,000,000
                                              ----------------------------
       Total Liabilities                       297,209,329    315,894,097

  Shareholders' equity:
   Common stock, par value $2; 10,000,000
   shares authorized; 3,600,000 issued;
   3,527,568 and 3,539,643 shares
    outstanding in 2000 and 1999                 7,200,000     7,200,000
  Retained earnings                             35,813,117    35,190,986
  Accumulated other comprehensive income -
     net of deferred taxes of $672,288
     in March 2000 and $(931,218) in
     December 1999                              (1,628,245)   (1,807,660)
  Treasury stock, 72,432 shares at cost,
    60,357 in 1999                              (1,399,640)   (1,179,433)
                                              ---------------------------
     Total Shareholders' Equity                 39,985,232    39,403,893

       Total Liabilities and
       Shareholders' Equity                   $337,194,561  $355,297,990
                                              ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME

                                                 March 31    March 31
                                                   2000        1999
INTEREST INCOME:
Interest and fees on loans                    $4,293,161  $4,141,580
Interest and dividends on investments:
   Taxable interest                            1,396,508   1,296,337
   Interest exempt from federal
     income tax                                  593,681     516,905
   Interest on federal funds sold                 67,634         173
   Interest on bank deposits                       5,824       1,188
                                              -----------------------
     Total interest income                     6,356,808   5,956,183

INTEREST EXPENSE
Interest on deposits                           2,309,041   2,131,618
Interest on short-term borrowings                164,142     124,076
Interest on long-term borrowings                 301,695     154,291
                                              -----------------------
     Total interest expense                    2,774,878   2,409,985

NET INTEREST INCOME                            3,581,930   3,546,198
Provision for loan losses                        165,000     120,000
NET INTEREST INCOME AFTER                     -----------------------
PROVISION FOR LOAN LOSSES                      3,416,930   3,426,198

OTHER INCOME
Asset management and trust income                117,969      66,048
Service charges on deposit accounts              172,115     162,510
Other service charges and fees                   177,020     178,564
Net securities gains                            (862,844)     40,530
Other income                                     902,830      92,154
                                              -----------------------
     Total other income                          507,090     539,806

OTHER EXPENSES
Salaries and employee benefits                 1,378,222   1,308,745
Net occupancy expense                            149,991     153,234
Furniture and equipment expense                  202,924     136,893
Pennsylvania shares tax                           90,811      81,191
Other expense                                    575,861     591,680
                                              -----------------------
     Total other expenses                      2,397,809   2,271,743

INCOME BEFORE TAXES                            1,526,211   1,694,261
Income tax expense                               304,700     407,800
                                              -----------------------
NET INCOME                                    $1,221,511  $1,286,461
                                              =======================
Average shares outstanding                     3,532,520   3,595,996
                                              =======================
EARNINGS PER SHARE                            $      .35  $      .36
                                              =======================


The accompanying notes are an integral part of these consolidated financial statements.

                         COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                      Accumulated
                                                                                         Other         Total
                                             Common        Retained       Treasury   Comprehensive  Shareholders'
                                              Stock        Earnings         Stock        Income        Equity
Balance at December 31, 1998               $7,200,000    $34,133,006           -       $1,828,643    $43,161,649

Comprehensive Income
  Net income                                     -         1,286,461           -             -         1,286,461
  Other comprehensive income, net of tax:
    Unrealized gains on securities
    of $105,889, net of reclassification
    adjustment for gains included in net
    income of $(26,750)                          -             -               -         (523,614)      (523,614)
Total Comprehensive Income                                                                               762,847

Cash dividends declared
$.10 per share                                   -         (467,267)           -             -          (467,267)
Purchase of treasury stock                       -             -           (156,023)         -          (156,023)
                                           ----------------------------------------------------------------------
Balance  at March 31, 1999                 $7,200,000   $34,952,202     $  (156,023)  $ 1,305,029    $43,301,206
                                           ======================================================================

Balance at December 31, 1999               $7,200,000   $35,190,986     $(1,179,433)  $(1,807,660)   $39,403,893

Comprehensive Income
  Net income                                     -        1,221,511            -             -         1,221,511
  Other comprehensive income, net of tax:
    Unrealized net losses on securities
    of $(390,062), net of reclassification
    adjustment for losses included in net
    income of $569,477                           -             -               -          179,415        179,415
Total Comprehensive Income                                                                             1,400,927

Cash dividends declared
$.17 per share                                   -           (599,380)         -             -          (599,380)
Purchase of treasury stock                       -               -         (220,207)         -          (220,207)
                                           ----------------------------------------------------------------------
Balance  at  March 31, 2000                $7,200,000     $35,813,117   $(1,399,640)  $(1,628,245)   $39,985,232
                                           ======================================================================


The accompanying notes are an integral part of these consolidated financial statements.

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For Three Months
                                                        Ended March 31
                                                      2000          1999
OPERATING ACTIVITIES
 Net income                                        $1,221,511    $1,286,461
 Adjustments to reconcile net income to net
     cash from operating activities:
 Depreciation and amortization                        194,447       141,711
 Provision for loan losses                            165,000       120,000
 Net accretion/(amortization) of securities
 and loan fees                                        (90,375)       25,216
 (Decrease) increase in interest receivable            32,607       (93,304)
 Decrease in interest payable                        (458,209)     (245,888)
 Increase in taxes payable                               -          120,358
 Decrease in taxes receivable                          11,297          -
 Decrease in other liabilities                       (742,935)     (697,652)
 Increase in other assets                             676,880        (8,220)
 Net security (losses) gains                          862,844       (40,530)
                                                  --------------------------
      Net cash provided by operating activities     1,873,067       604,152
                                                  --------------------------
INVESTING ACTIVITIES
 Net (increase) decrease in deposits
     with other banks                                 481,256       (25,653)
 Net decrease in fed funds sold                     5,750,000          -
 Purchase of securities AFS                       (29,076,683)  (14,996,190)
 Maturities and calls of securities AFS             4,035,678     7,528,967
 Proceeds from sales of securities AFS             31,611,460     5,360,878
 Net (increase) decrease in loans                   2,464,991       217,257
 Purchase of premises and equipment                  (152,827)     (211,559)
                                                  --------------------------
      Net cash used in investing activities        15,113,875     2,126,300
                                                  --------------------------
FINANCING ACTIVITIES
 Net decrease in deposits                          (2,758,366)   (3,888,848)
 Net decrease in other short-term borrowings       (9,725,000)   (2,000,000)
 Proceeds from long-term borrowings                (5,000,000)    5,000,000
 Dividends paid                                      (599,380)     (467,267)
 Purchase of treasury stock                          (220,207)     (156,023)
                                                  --------------------------
      Net cash provided by financing activities   (18,302,953)   (2,487,862)
                                                  --------------------------
                                                   (1,316,011)      965,714
                                                  --------------------------
Cash and cash equivalents at beginning of year      8,654,617     7,655,963

Cash and cash equivalents at end of quarter       $ 7,338,606   $ 8,621,677
                                                  ==========================
Supplemental disclosures of cash flow information:

 Cash paid during the year for:
      Interest                                    $ 3,233,087   $ 2,655,873
                                                  ==========================
      Income Taxes                                $   155,000   $   386,000
                                                  ==========================

The accompanying notes are an integral part of these consolidated financial statements.

             COMMERCIAL NATIONAL FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000

   Note 1        Management Representation

   The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1999, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2000 and 1999. The results of the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

   Note 2    Allowance for Loan Losses

   Description of changes:

                                                        2000         1999

   Allowance balance January 1                       $1,919,453   $1,914,174

   Additions:
   Provision   charged  to  operating  expenses         165,000      120,000
   Recoveries on previously charged off
    loans                                                 2,977        2,509

   Deductions:
   Loans charged off                                   (129,211)    (110,302)
                                                     ------------------------
   Allowance balance March 31                        $1,958,219   $1,926,381
                                                     ========================

   ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------
   First  Three Months of 2000 as compared to the First Three Months of 1999
   -----------------------------------------------------------------
   Pre-tax net income for the first three months of 2000 was $1,526,211 compared to $1,694,261 during the same period of 1999, representing a 9.92% decrease.

   Interest income was $6,356,808, an increase of 6.73%. The loan return rate decreased twenty-two (22) basis points to 8.43% and the securities return rate increased thirteen (13) basis points to 6.17%. As a result, the return rate on total average earning assets decreased twelve (12) basis points to 7.53%. Average earning asset volume rose $25,936,693, a 8.32% increase.

   Interest expense was $2,774,878, an increase of 15.14%. The cost rate on average interest-bearing liabilities was 4.19%, a twenty-three (23) basis point increase from a year ago. Average interest-bearing liabilities volume rose $22,048,346, an increase of 9.07%.

   Net interest income rose 1.01% to $3,581,930, and represented 4.10% of average total assets compared to 4.31% during the first three months of 1999.

   The average allowance for loan losses increased .77% to $1,940,023. By comparison, total average loans grew 6.40% during the same period. The 2000 first three months provision for loan losses was $165,000, compared to $120,000 for the first three months of 1999, a 37.50% increase.

   Net interest income after the application of the provision for loan losses decreased $9,628 to $3,416,930, representing a 3.91% return on total average assets compared to 4.16% for the first three months of 1999.

   Non-interest income decreased 6.06% to $507,090. Asset management and trust fees continue to do well and totaled $117,969. Service charges on deposit accounts increased 5.91% to $172,115. Other service charges and fees declined .86% and was $177,020. Other income increased substantially by 879.70% to $902,830. This increase reflects an $817,413 premium that the bank received in selling its' credit card portfolio. Net securities losses of 862,844 were realized on sold investments. The bank repositioned it's investment portfolio to take advantage of higher yields that were available in the bond market.

   Non-interest expense reached $2,297,809, an increase of 5.55%, or $126,066, while total average assets grew 6.25%. Personnel costs rose 5.31%, a $69,477 increase. Net occupancy declined 2.12%, or $3,243. Furniture and equipment expense rose 48.24%, representing a cost increase of $66,031. This increase was due to a major upgrade of a computer operating system that was installed throughout the bank during 1999. Pennsylvania shares tax expense was $90,811, an increase of 11.85%. Other expense declined 2.67%, a decrease of $15,819.

   ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS (continued)
   ---------------------------------
   First Three Months of 2000 as compared to the First Three Months of 1999 continued
   -----------------------------------------------------------------
   Federal income tax on total first three months earnings was $304,700 compared to $407,800 a year ago. Net income after taxes decreased $64,952 to $1,221,511, a decrease of 5.05%. The annualized return on average assets was 1.40% for the first three months of 2000 compared to 1.56% for the three months ended March 31, 1999. The annualized return on average equity through March
   31, 2000 was 11.90% and had been 11.85% through the first three months of 1999.

   ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)

   RESULTS OF OPERATIONS (Continued)
   ---------------------------------
   LIQUIDITY
   ---------
   Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $120,062,504 with net unrealized losses of $2,467,038 on March 31, 2000.

   During the first three months of 2000, average interest-bearing liabilities increased $22,048,346 over the same period in 1999. Investments maturing within one year were 3.56% of total assets on March 31, 2000 and 6.51% on March 31, 1999.

   Average loans grew by $12,246,556 and the average securities portfolio (including federal funds sold) increased $13,690,137.


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

   ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)

   RESULTS OF OPERATIONS (Continued)
   ---------------------------------

   INTEREST SENSITIVITY (in thousands)
   -----------------------------------
   The following table presents this information as of March 31, 2000 and December 31, 1999:


                                                         March 31, 2000
                          0-30  DAYS   31-90 DAYS   91-180 DAYS  181-365 DAYS   1 - 5 YEARS    OVER 5 YRS
Interest sensitive
assets                     $  35,882   $   6,474    $   9,286      $  19,284     $ 123,351      $124,116
Interest sensitive
liabilities                $  15,682   $  27,723    $  24,205      $  35,730     $  91,672      $ 58,304
Interest sensitivity       ------------------------------------------------------------------------------
gap                        $  20,200   $ (21,249)   $ (14,919)     $ (16,446)    $  31,679      $ 65,812
                           ==============================================================================
Cumulative gap                         $  (1,049)   $ (15,968)     $ (32,414)    $    (735)     $ 65,077
                                       ==================================================================
Ratio of cumulative gap
to earning assets                          (.33%)      (5.00%)       (10.15%)        (.23%)       20.38%
                                       ==================================================================


                                                       December 31, 1999
                         0-30  DAYS    31-90 DAYS   91-180 DAYS  181-365 DAYS   1 - 5 YEARS    OVER 5 YRS
Interest sensitive
assets                    $  47,052    $   5,652    $  10,254      $  19,052     $ 134,734      $117,867
Interest sensitive
liabilities               $  32,528    $  35,983    $  24,841      $  29,907     $  91,278      $ 56,875
Interest sensitivity      -------------------------------------------------------------------------------
gap                       $  14,524    $ (30,331)   $ (14,587)     $ (10,855)    $  43,456      $ 60,992
                          ===============================================================================
Cumulative gap                         $ (15,807)   $ (30,394)     $ (41,249)    $   2,207      $ 63,199
                                       ==================================================================
Ratio of cumulative gap
to earning assets                         (4.68%)      (9.00%)       (12.20%)        0.65%        18.70%
                                       ==================================================================


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of March 31, 2000 with that of March 31, 1999. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of March 31, 2000 the corporation had 89,322 in other real estate owned and no in-substance foreclosures.

                                                     At March 31
                                                 2000              1999

Non-performing Loans:
Loans on non-accrual basis                 $    584,510      $       -
Past due loans                                  178,123           434,622
Renegotiated loans                              469,276           555,367
                                            ------------------------------
       Total Non-performing Loans          $  1,231,909      $    989,989
Other real estate owned                          89,322              -
                                            ------------------------------
       Total non-performing assets         $  1,321,231      $    989,989
                                            ==============================
Loans outstanding at end of period         $202,324,746      $191,798,146
Average loans outstanding (year-to-date)   $203,735,459      $191,488,903
Non-performing loans as percent of total
loans                                              .65%              .52%
Provision for loan losses                  $    165,000      $    120,000

Net charge-offs as percent of average
loans                                              .06%              .06%
Provision for loan losses as
percent of net charge-offs                      130.71%           111.33%
Allowance for loan losses as
percent of average loans outstanding               .97%             1.01%


CAPITAL RESOURCES
-----------------
Shareholders' equity for the first three months of 2000 averaged $41,063,897 which represented an decrease of $2,370,202 over the average capital of $43,434,099 recorded in the same period of 1999. These capital levels represented a capital ratio of 11.74% in 2000 and 13.19% in 1999. When the loan loss allowance is included, the 1999 capital ratio becomes 12.29%.

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that:
(1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 3.00% leverage ratio of Tier I capital to average total assets be
maintained   for  financial  institutions  that  meet  certain   specified
criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2000, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 20.59% and 21.56% respectively. The leverage ratio was 11.79%.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at March 31, 2000 (dollar amounts in thousands)

                                                            Percent
                                                          of Adjusted
                                                 Amount      Assets
                                               -----------------------
Tier I Capital                                 $ 41,613      20.59
Tier I Capital Requirement                        8,084       4.00

Total Equity Capital                           $ 43,613      21.56
Total Equity Capital Requirement                 16,168       8.00



Leverage Capital                               $ 41,613      11.79
Leverage Requirement                             10,593       3.00

Year 2000
---------
During 1999 and years prior, the corporation completed the process of preparing for the year 2000 date change. This process involved reviewing, modifying and replacing existing hardware and software, as necessary. The corporation also assessed the preparedness of our third party vendors, whom we are heavily dependent upon, along with our major commercial loan customers. Contingency plans for the year 2000 were developed and maintained throughout the pre-event period in order to be prepared for any year 2000 glitches that may occur.

To date, the corporation has not encountered any materially significant problems associated with our mission critical systems or vendors. Occurrences related to the year 2000 issue could still occur and may have a material impact on the operations and the financial corporation of the corporation and its customers. In the event that customers' financial positions are weakened due to the year 2000 issue, credit quality could be affected. The corporation will continue to monitor the year 2000 issue throughout 2000 and act accordingly should any problem arise.

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



                                 COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                 (Registrant)






Dated:  May 8, 2000              /s/ Louis T. Steiner
                                 -------------------------------------
                                 Louis T. Steiner, Vice Chairman,
                                 President and Chief Executive Officer




Dated:  May 8, 2000              /s/ Wemdy S. Schmucker
                                 ------------------------------------
                                 Wendy S. Schmucker
                                 Secretary/Treasurer

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (724) 539-3501

Commercial National Bank of Pennsylvania

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

* Automatic Teller Facilities
In addition to the full-service MAC machines located at all Commercial National Bank community offices indicated above (except Latrobe and Courthouse Square), additional ATMs are available for your 24-hour banking convenience at Arnold Palver Regional Airport, Greensburg
Kirk Nevin Arena, Latrobe Area Hospital, New Alexandria Qwik Mart, Norvelt Open Pantry and Saint Vincent College. All are liked to the national Cirrus, Honor and Plus networks and also accept MasterCard, Visa, Discover and Amercian Express for cash advances.

Touchtone Teller 24-hour banking service:          Website Address:
(724)537-9977                                      www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.

INSURANCE
Commercial National Insurance Services       Commercial National Insurance
232 North Market Street                      Services is a partnership
Ligonier, PA 15658                           of Gooder & Mary, Inc., and
                                             Commercial National Investment
724/238-4617                                 Corporation, a wholly owned
877/205-4617 (toll free)                     subsidiary of Commercial National
724/238-0160 (fax)                           Financial Corporation.
cnisinfo@cnbinsurance.com
www.cnbinsurance.com