Form 10-Q
period 2000-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2000-08-10
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 2000


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock.



CLASS                                   OUTSTANDING AT JULY  31, 2000

Common Stock, $2 Par Value              3,517,836 Shares

                              INDEX


                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included in Part I of this report:

                                                                  Page
           Commercial National Financial Corporation
             Consolidated Balance Sheets                           3
             Consolidated Statements of Income                     4
             Consolidated Statements of Changes in
               Shareholders' Equity                                5
             Consolidated Statements of Cash Flows                 6

             Notes to Consolidated Financial Statements            7



ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8



                  PART II - OTHER INFORMATION


Other Information                                                 14

Signatures                                                        16

                                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                 June 30           December 31
                                                  2000                 1999
ASSETS
 Cash and due from banks                     $  9,368,603         $  8,654,617
 Interest bearing deposits with
 other banks                                      128,950              558,781
                                               --------------------------------
     Total cash and due from banks              9,497,553            9,213,398

  Federal funds sold                                    -            5,750,000
 Investment securities available for sale     143,016,192          124,743,186

 Loans (all domestic)                         210,171,990          204,959,798
 Less unearned income                             (57,903)            (120,463)
 Less allowance for loan losses                (2,295,909)          (1,919,453)
                                             ----------------------------------
     Net loans                                207,818,178          202,919,882

 Premises and equipment                         6,302,409            6,304,454
 Other assets                                   5,156,076            6,367,070
                                             ----------------------------------
     Total Assets                            $371,790,408         $355,297,990
                                             ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits (all domestic):
 Non-interest bearing                        $ 45,297,686         $ 41,534,998
 Interest bearing                             227,292,193          231,412,405
                                             ----------------------------------
     Total deposits                           272,589,879          272,947,403

 Short-term borrowings                         30,875,000           15,000,000
 Other liabilities                              2,311,741            2,946,694
 Long-term borrowings                          25,000,000           25,000,000
                                             ----------------------------------
     Total Liabilities                        330,776,620          315,894,097

 Shareholders' Equity:
 Common stock, par value $2; 10,000,000
 Shares authorized; 3,600,000 issued;
 3,517,836 and 3,539,643 shares
 outstanding in 2000 and 1999                   7,200,000            7,200,000

 Retained earnings                             36,251,386           35,190,986
 Accumulated other comprehensive income -
   net of deferred taxes of $(454,389)
   in June 2000 and $(931,219) in
   December 1999                                 (882,050)          (1,807,660)
  Treasury stock, 82,164 shares at cost        (1,555,548)          (1,179,433)
                                             ----------------------------------
  Total Shareholders' Equity                   41,013,788           39,403,893
                                             ----------------------------------
     Total Liabilities and
     Shareholders' Equity                    $371,790,408         $355,297,990
                                             ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                               Three Months                 Six Months
                                              Ending June 30              Ending June 30
                                             2000        1999           2000          1999
INTEREST INCOME:
 Interest and fees on loans              $4,288,154   $4,121,839     $ 8,581,315  $ 8,263,419
 Interest and dividends on investments:
    Taxable interest                      1,808,934    1,264,841       3,205,442    2,561,178
    Interest exempt from federal
     income tax                             377,444      505,503         971,125    1,022,408
    Interest on federal funds sold           26,506       81,589          94,140       81,762
    Interest on bank deposits                 4,254        1,736          10,078        2,924
                                         -----------------------------------------------------
     Total Interest Income                6,505,292    5,975,508      12,862,100   11,931,691

INTEREST EXPENSE
 Interest on deposits                     2,278,443    2,140,327       4,587,484    4,271,945
 Interest on short-term borrowings          235,600       69,666         399,742      193,742
 Interest on long-term borrowings           355,052      201,741         656,747      356,032
                                         -----------------------------------------------------
     Total interest expense               2,869,095    2,411,734       5,643,973    4,821,719

NET INTEREST INCOME                       3,636,197    3,563,774       7,218,127    7,109,972
PROVISION FOR LOAN LOSSES                   465,000      120,000         630,000      240,000
                                         -----------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                3,171,197    3,443,774       6,588,127    6,869,972
OTHER INCOME
 Asset management and trust income          122,993       73,353         240,962      139,401
 Service charges on deposit accounts        176,207      171,179         348,322      333,689
 Other service charges and fees             174,073      148,430         351,093      326,994
 Securities gains/(losses)                        -        8,537        (862,844)      49,067
 Other income                                52,705       89,206         955,535      181,360
                                         -----------------------------------------------------
     Total Other Income                     525,978      490,705       1,033,068    1,030,511

OTHER EXPENSES
 Salaries and employee benefits           1,278,503    1,238,756       2,656,725    2,547,499
 Net occupancy expense                      139,469      148,618         289,460      301,852
 Furniture and equipment expense            210,041      169,784         412,965      306,677
 Pennsylvania shares tax                     97,006       87,713         187,817      168,904
 Other expense                              626,311      624,075       1,202,172    1,215,753
                                         -----------------------------------------------------
     Total Other Expenses                 2,351,330    2,268,946       4,749,139    4,540,685

INCOME BEFORE INCOME TAXES                1,345,845    1,665,533       2,872,056    3,359,798
 Income tax expense                         308,500      406,100         613,200      813,900
                                         -----------------------------------------------------
NET INCOME                               $1,037,345   $1,259,433      $2,258,856   $2,545,898
                                         =====================================================
Average Shares Outstanding                3,591,229    3,591,229       3,528,114    3,591,229
                                         =====================================================
EARNINGS PER SHARE                       $      .29   $      .35      $      .64   $      .71
                                         =====================================================
CASH DIVIDENDS DECLARED PER SHARE        $      .17   $      .15      $      .34   $      .28
                                         =====================================================


The accompanying notes are an integral part of these consolidated financial statements.

                         COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                              Other            Total
                                                 Common       Retained       Treasury     Comprehensive    Shareholders'
                                                 Stock        Earnings         Stock          Income          Equity
Balance at December 31, 1998                  $7,200,000    $34,133,006           -         $1,828,643     $43,161,649

Comprehensive Income
  Net income                                        -         2,545,898           -               -          2,545,898
  Other comprehensive income, net of tax:
    Unrealized losses on securities
    of $(2,295,501), net of reclassification
    adjustment for gains included in net
    income of $(32,384)                             -              -              -         (2,327,885)     (2,327,885)
Total Comprehensive Income                                                                                     218,013

Cash dividends declared
$.28 per share                                      -        (1,004,958)          -               -         (1,004,958)
Purchase of treasury stock                          -              -          (458,126)           -           (458,126)
                                              -------------------------------------------------------------------------
Balance at June 30, 1999                      $7,200,000    $35,673,946       (458,126)    $  (499,242)    $41,916,578
                                              =========================================================================

Balance  at  December 31, 1999                $7,200,000    $35,190,986    $(1,179,433)    $(1,807,660)    $39,403,893

Comprehensive Income
  Net income                                        -         2,258,856           -               -          2,258,856
  Other comprehensive income, net of tax:
    Unrealized net gains on securities
    of $(1,495,087), net of reclassification
    adjustment for losses included in net
    income of $569,477                              -              -              -            925,610         925,610
Total Comprehensive Income                                                                                   3,184,466

Cash dividends declared
$.34 per share                                      -        (1,198,456)          -               -         (1,195,456)
Purchase of treasury stock                          -              -          (376,115)           -           (376,115)

                                              -------------------------------------------------------------------------
Balance at June 30, 2000                      $7,200,000    $36,251,386    $(1,555,548)      $(882,050)    $41,013,788
                                              =========================================================================


The accompanying notes are an integral part of these consolidated financial statements

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For Six Months
                                                          Ended June 30
                                                        2000         1999
OPERATING ACTIVITIES
  Net Income                                         $2,258,856    $2,545,898
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                         400,020       304,487
  Provision for loan losses                             630,000       240,000
  Net(accretion)/amortization of securities
    and loan fees                                      (143,969)       36,891
  Increase in interest receivable                      (300,055)      (14,785)
  Decrease in interest payable                          (85,175)     (139,653)
  (Increase) decrease in taxes payable                  746,798       (90,429)
  Decrease in other liabilities                        (549,778)     (424,157)
  Increase in other assets                              287,422        24,344
  Net securities gains                                  862,844       (49,067)
                                                      ------------------------
     Net cash provided by operating activities        4,106,963     2,433,529
                                                      ------------------------
INVESTING ACTIVITIES
  Net decrease in deposits
   with other banks                                     429,831        17,161
  Net (increase) decrease in fed funds sold           5,750,000      (550,000)
  Purchase of securities AFS                        (58,049,159)  (42,465,542)
  Maturities and calls of securities AFS              8,792,066    16,008,029
  Sale of securities AFS                             31,611,460    22,284,142
  Net increase in loans                              (5,472,105)     (205,325)
  Purchase of premises and equipment                   (397,976)     (663,472)
                                                    --------------------------
   Net cash used in investing activities            (17,335,883)   (5,575,007)
                                                    --------------------------
FINANCING ACTIVITIES
  Net decrease in deposits                             (357,524)   (1,418,935)
  Net increase in short-term borrowings              15,875,000     1,225,000
  Net increase in long-term borrowings                     -        5,000,000
  Dividends paid                                     (1,198,455)   (1,004,958)
  Purchase of treasury stock                           (376,115)     (458,126)
                                                    --------------------------
     Net cash provided by financing activities       13,942,906     3,342,981
                                                    --------------------------
                                                        713,986       201,503

Cash and cash equivalents at beginning of year        8,654,617     7,655,963
                                                    --------------------------
Cash and cash equivalents at end of quarter         $ 9,368,603   $ 7,857,466
                                                    ==========================
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
   Interest                                         $ 5,729,148   $ 4,961,373
                                                    ==========================
   Income Taxes                                     $   484,000   $   729,000
                                                    ==========================


The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCIAL NATIONAL FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2000

Note 1  Management Representation
---------------------------------
       The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1999, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2000 and 1999. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

Note 2  Allowance for Loan Losses
----------------------------------
   Description of changes:

                                                       2000           1999

       Allowance balance January 1                $ 1,919,453      $1,914,174

       Additions:
        Provision charged to operating expenses       630,000         240,000
        Recoveries on previously charged off
         loans                                         25,405           6,445

       Deductions:
        Loans charged off                            (278,949)       (284,620)
                                                  ----------------------------
       Allowance balance June 30                  $ 2,295,909     $ 1,875,999
                                                  ============================

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First  Six Months of 2000 as compared to the First Six Months  of 1999
-----------------------------------------------------------------------
Pre-tax net income for the first six months of 2000 was $2,872,056 compared to $3,359,798 during the same period of 1999, representing a 14.52% decrease.

Interest income was $12,862,100, an increase of 7.80%. The loan return rate decreased twenty-three (23) basis points to 8.42% and the securities return rate increased thirty-nine (39) basis points to 6.39%. The return rate on total average earning assets remained constant at 7.62%. Average earning asset volume rose 24,398,475, a 7.79% increase.

Interest expense was $5,643,973, an increase of 17.05%. The cost rate on average interest-bearing liabilities was 4.25%, a thirty
(30) basis point increase from a year ago. Average interest-bearing liability volume rose $21,314,255, an increase of 8.73%.

Net  interest  income  rose 1.52% to $7,218,127  and  represented
4.12% of average total assets compared to 4.30% during the first six months of 1999.

The average allowance for loan losses increased 2.00% to $1,954,445. By comparison, total average loans grew 6.63% during the same period. The 2000 first six months provision for loan losses was $630,000, compared to $240,000 for the first six months of 1999, an increase of 162.50%. The increase was due to a reevaluation of the reserve required for commercial loans and as an added safeguard against potential changes in general economic conditions.

Net interest income after the application of the provision for loan losses declined 4.10% to $6,588,127, representing a 3.76% return on total average assets compared to 4.15% for the first six months of 1999.

Non-interest income increased .25% to $1,033,068. Asset management and trust fees increased 72.86% to $240,962. Service charges on deposit accounts increased 4.39% to $348,322. Other service charges and fees rose 7.37% reaching $351,093. Other income increased 426.87% to $955,535. This increase reflects an $817,413 premium that the bank received from selling its' credit card portfolio. Net securities losses of $862,844 were realized on sold investments. The bank repositioned the investment portfolio to take advantage of higher yields that were available in the bond market.

Non-interest expense reached $4,749,139, an increase of 4.59%, or $208,454, while total average assets grew 5.90%. Personnel costs rose 4.29%, a $109,226 increase. Net occupancy expense declined 4.11%, or $12,392. Furniture and equipment expense rose 34.66%, representing a cost increase of $106,288. Pennsylvania shares tax expense was $187,817, an increase of 11.20%. Other expense declined 1.12%, which equated to a $13,581 decrease.

Federal income tax on total first six months earnings was $613,200 compared to $813,900 a year ago. Net income after taxes decreased $287,042 to $2,258,856, a decrease of 11.27%. The annualized return on average assets was 1.29% for the first six months of 2000 compared to 1.54% for the six months ended June
30, 1999. The annualized return on average equity through June 30, 2000 was 11.11% and had been 11.72% through the first six months of 1999.

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three Months Ended June 30, 2000 as Compared to the Three Months Ended June 30, 1999
-----------------------------------------------------------------
Pre-tax net income for the second quarter of 2000 declined 19.19% and was $1,345,845 compared to $1,665,533 during the same period of 1999.

Interest income was $6,505,292 an increase of 8.87%. The loan return rate decreased twenty-three (23) basis points to 8.41%, the securities return rate increased sixty-five (65) basis points to 6.62% and the return rate on total average earning assets increased twelve (12) basis points to 7.70%. Volume growth in total average earning assets was $22,879,890.

Interest expense was $2,869,095 an increase of 18.96%. The volume increase in average interest-bearing liabilities was $20,591,559.
The cost rate increased to 4.32%, a thirty-eight (38) basis point increase from a year ago.

The average allowance for loan losses increased 3.56% to $1,968,868, while total average loans grew 6.86%. The 2000 second quarter provision for loan losses was $465,000, compared to $120,000 for the second quarter of 1999, a 287.50% increase. Reasons for this increase were mentioned on a previous page.

Net  interest  income after the application of the provision  for loan  losses  declined 7.92% to $3,171,197 representing  a  3.61%
return on total average assets compared to 4.14% for the second quarter of 1999.

Non-interest income increased 35,273 or 7.19%, to $525,978. Service charges on deposit accounts increased 2.94% to $176,207. Other service charges and fees grew 17.28% to $174,073. Other income decreased 40.92% to $52,705. Asset management and trust income increased 67.67% to $122,993.

Non-interest expense rose $82,384, a 3.63% increase, compared to total average asset growth of 5.57%. Personnel costs rose $39,747, a 3.21% increase. Net occupancy expense declined $9,149 a 6.16% decrease. Furniture and equipment expense rose $40,257, a 23.71% increase. Pennsylvania shares tax expense was $9,293, an increase of 10.59%. Other expense rose $2,236, a .36% increase.

Federal income tax on total second quarter earnings was $308,500 compared to $406,100 a year ago. Net income after taxes decreased $222,090 to $1,037,345, a 17.63% decrease. The annualized return on average assets was 1.18% for the three months ended June 30, 2000 compared to 1.51% for the second quarter of 1999. The annualized return on average equity for the second quarter of 2000 was 10.30% compared to 11.60% for the second quarter of 1999.

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale which amounted to $140,985,718 on June 30, 2000.

During the first six months of 2000, average interest-bearing liabilities increased $21,314,255 over the same period in 1999.
Investments maturing within one year were 3.08% of total assets on June 30, 2000 and 4.79% on June 30, 1999.

Average loans grew by $12,668,792 and the average securities portfolio including federal funds sold increased $11,729,683.


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

INTEREST
SENSITIVITY (In thousands)

The following table presents this information as of June 30, 2000 and December 31, 1999:



                                                            June 30, 2000
                       0-30 DAYS      31-90 DAYS      91-180 DAYS       181-365 DAYS      1 - 5 YEARS      OVER 5 YRS
Interest sensitive
 assets                 $ 36,335      $  6,270        $  9,207          $ 20,669          $ 136,859        $141,292
Interest sensitive
 liabilities            $ 44,950      $ 25,278        $ 20,184          $ 38,936          $  95,905        $ 57,914
Interest sensitivity    ---------------------------------------------------------------------------------------------
  gap                   $ (8,615)     $(19,008)       $(10,977)         $(18,267)         $  40,954          83,378
                        =============================================================================================
Cumulative gap                        $(27,623)       $(38,600)         $(56,867)         $ (15,913)       $ 67,465
Ratio of cumulative gap               ===============================================================================
 to earning assets                      (7.83%)        (10.95%)          (16.13%)            (4.51%)         19.13%
                                      ===============================================================================



                                                          December 31, 1999
                       0-30 DAYS      31-90 DAYS      91-180 DAYS      181-365 DAYS      1 - 5 YEARS      OVER 5 YRS
Interest sensitive
 assets                $ 47,052        $  5,652        $ 10,254         $ 19,052          $ 134,734       $117,867
Interest sensitive
 liabilities           $ 32,528        $ 35,983        $ 24,841         $ 29,907          $  91,278       $ 56,875
Interest sensitivity   ---------------------------------------------------------------------------------------------
  gap                  $ 14,524        $(30,331)       $(14,587)        $(10,855)         $  43,456       $ 60,992
                       =============================================================================================
Cumulative  gap                        $(15,807)       $(30,394)        $(41,249)         $   2,207       $ 63,199
Ratio of cumulative gap                =============================================================================
  to  earning  assets                    (4.68%)         (9.00%)         (12.20%)             0.65%         18.70%
                                       =============================================================================

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of June 30, 2000 with that of June 30, 1999. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of June 30, 2000 the corporation
had   $73,154   in  other  real  estate  owned  and  no   in-substance
foreclosures.

                                                         At June 30,
                                                  2000                  1999

Non-performing Loans:
 Loans on non-accrual basis                 $     436,791        $     275,284
 Past due loans                                    60,129              208,464
 Renegotiated loans                               449,548              534,421
                                               --------------------------------
       Total Non-performing Loans           $     946,468        $   1,018,169
 Other real estate owned                    $      73,154        $           -

       Total Non-performing Assets          $   1,019,622        $   1,018,169
                                               ================================
Loans outstanding at end of period          $ 210,114,087        $ 192,072,104
Average loans outstanding (year-to-date)    $ 203,835,795        $ 191,167,003
Non-performing loans as percent of total
 loans                                               .49%                 .53%
Provision for loan losses                   $     630,000        $     240,000
Net charge-offs                             $     253,544        $     278,175
Net charge-offs as percent of average
 loans                                               .12%                 .15%
Provision for loan losses as
 percent of net charge-offs                       248.48%               86.28%
Allowance for loan losses as
 percent of average loans outstanding             113.19%                 .98%


CAPITAL RESOURCES

Shareholders' equity for the first six months of 2000 averaged $40,668,311 which represented a decrease of $2,763,077 over the average capital of $43,431,388 recorded in the same period of 1999. These capital levels represented a capital ratio of 11.60% in 2000 and 13.12 in 1999. When the loan loss allowance is included, the 2000 capital ratio becomes 12.16%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 2000, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 19.87% and 20.96% respectively. The leverage ratio was 11.84%.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES (continued)

The table below presents the corporation's capital position at June 30, 2000 (Dollar amounts in thousands)

                                                              Percent
                                                            of Adjusted
                                                  Amount       Assets
                                               -------------------------
Tier I Capital                                 $ 41,896         19.87
Tier I Requirement                                8,433          4.00

Total Equity Capital                           $ 44,192         20.96
Total Equity Capital Requirement                 16,866          8.00



Leverage Capital                               $ 41,896         11.84
Leverage Requirement                             14,153          4.00


-------------------------------------------------------------------------



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

To date, the corporation has not encountered any materially
significant   problems  associated  with   our   mission
critical systems or vendors. Occurrences related to  the
year  2000  issue  could still  occur  and  may  have  a
material  impact  on the operations  and  the  financial
condition of the corporation and its customers.  In  the
event  that  the  customers'  financial  positions   are
weakened due to the year 2000 issue, credit quality could be affected. The corporation will continue to monitor the year 2000 issue throughout 2000 and act accordingly should any problem arise.

               PART II - OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS

           Not applicable.

  ITEM 2.  CHANGES IN SECURITIES

           Not applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    April 18, 2000 Annual Meeting of Shareholders

b.c.  Directors elected at the meeting and results of voting:

Director                 For       Against     Withheld      Abstentions
------------------------------------------------------------------------
Gregg E. Hunter       2,982,186    11,910
Joedda M. Sampson     2,981,986    12,110
Debra L. Spatola      2,981,236    12,860
Louis A. Steiner      2,982,136    11,960
George V. Welty       2,982,186    11,910

Continuing directors:

John T. Babilya                 Roy M. Landers
George A. Conti, Jr.            John C. McClatchey
Richmond H. Ferguson            Joseph A. Mosso
Dorothy S. Hunter               Louis T. Steiner
Frank E. Jobe                   E. Edward Wible



Ratification of the appointment of Stokes Kelly and  Hinds,  LLC, as independent auditors:
                         For      Against     Withheld     Abstained
                      -----------------------------------------------
                      2,982,246    8,040                     3,810


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



                          COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                 (Registrant)






Dated: August 10, 2000            /s/ Louis T. Steiner
                                  ------------------------
                                  Louis T. Steiner,
                                  President and Chief Executive Officer




Dated: August 10, 2000           /s/ Wendy S. Schmucker
                                 -------------------------
                                 Wendy S. Schmucker
                                 Secretary/Treasurer

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

* Automatic Teller Facilities

In addition to full-service MAC machines located at all Commercial National offices listed above (except Latrobe and Courthouse
Square) additional 24-hour ATMs are available for your convenience at Arnold Palmer Regional Airport, Greensburg Kirk Nevin Arena, Latrobe Area Hospital, New Alexandria Qwik Mart, Norvelt Open Pantry and Saint Vincent College. All are linked to the national
Cirrus, Honor and Plus networks and also accept MasterCard, Visa, Discover and American Express for cash advances.


Touchtone Teller 24-hour banking service:    Website Address:
(724)537-9977                                www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.

INSURANCE
Commercial National Insurance Services      Commercial National Insurance
232  North  Market  Street                  Services is a partnership of Gooder
Ligonier,  PA  15658                        & Mary, Inc., and Commercial
(724)238-4617                               National Investment Corporation, a
(877)205-4617 (toll free)                   wholly owned subsidiary of
(724)238-0160 (fax)                         Commercial National Financial
cnisinfo@cnbinsurance.com                   Corporation.
www.cnbinsurance.com