Form 10-Q
period 2000-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2000-11-13
CIK 866054

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q



       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934



For the Quarter ended SEPTEMBER 30, 2000


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



CLASS                                   OUTSTANDING AT OCTOBER 31, 2000

Common Stock, $2 Par Value              3,492,585 Shares

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
                  CONSOLIDATED BALANCE SHEETS

CAPTION>

                                            September 30       December 31
                                                 2000             1999
ASSETS
Cash and due from banks                     $  9,715,498    $  8,654,617
Interest bearing deposits with
  other banks                                    276,222         558,781
                                            -----------------------------
     Total cash and due from banks             9,991,720       9,213,398

Federal funds sold                                  -          5,750,000
Investment securities available for sale     118,935,475     124,743,186


Loans (all domestic)                         213,045,058     204,959,798
  Less unearned income                          ( 62,578)       (120,463)
  Less allowance for loan losses              (2,735,993)     (1,919,453)
                                            -----------------------------
     Net loans                               210,246,487     202,919,882

  Premises and equipment                       6,198,417       6,304,454
  Other assets                                 4,900,722       6,367,070
                                            -----------------------------
     Total Assets                           $350,272,821    $355,297,990
                                            =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):

  Non-interest bearing                      $ 48,691,791    $ 41,534,998
  Interest bearing                           227,305,962     231,412,405
                                            -----------------------------
     Total deposits                          275,997,753     272,947,403

Short-term borrowings                          5,575,000      15,000,000
Other liabilities                              2,019,152       2,946,694
Long-term borrowings                          25,000,000      25,000,000
                                            -----------------------------
     Total Liabilities                       308,591,905     315,894,097
                                            -----------------------------
Shareholders' Equity:
  Common stock, par value $2; 10,000,000
  shares authorized; 3,600,000 issued,
  3,493,985 and 3,571,783 shares outstanding
  in 2000 and 1999                             7,200,000      7,200,000

  Retained earnings                           36,663,482     35,190,986
  Accumulated other comprehensive income
     net of deferred taxes of $(118,134)
     in September 2000 and $(931,219) in
     December 1999                              (229,319)    (1,807,660)
  Treasury stock, 45,658 and 60,357 shares
      at cost in 2000 and 1999                (1,953,247)    (1,179,433)
                                            ----------------------------
     Total Shareholders' Equity               41,680,916     39,403,893
                                            ----------------------------
     Total Liabilities and
     Shareholders' Equity                   $350,272,821   $355,297,990
                                            ============================

The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                            Three Months               Nine Months
                                           Ending Sept 30             Ending Sept 30
                                           2000       1999            2000          1999
INTEREST INCOME:
 Interest and fees on loans             $4,502,444  $4,187,617     $13,083,759  $12,451,036
 Interest and dividends on investments:
    Taxable interest                     1,946,902   1,439,433       5,152,344    4,000,611
    Interest exempt from federal
     income tax                            301,730     459,135       1,272,855    1,481,543
    Interest on federal funds sold             972      35,333          95,112      117,095
    Interest on bank deposits                4,101       2,449          14,179        5,373
                                        ----------------------------------------------------
     Total interest income               6,756,149   6,123,967      19,618,249   18,055,658

INTEREST EXPENSE
 Interest on deposits                    2,374,478   2,210,105       6,961,962    6,482,050
 Interest on short-term borrowings         309,488      83,287         709,230      277,029
 Interest on long-term borrowings          397,410     203,958       1,054,157      559,990
                                        ----------------------------------------------------
     Total interest expense              3,081,376   2,497,350       8,725,349    7,319,069

NET INTEREST INCOME                      3,674,773   3,626,617      10,892,900   10,736,589
PROVISION FOR LOAN LOSSES                  510,000     165,000       1,140,000      405,000
                                        ----------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               3,164,773   3,461,617       9,752,900   10,331,589

OTHER INCOME
 Asset management and trust income         106,697      88,598         347,659      227,999
 Service charges on deposit accounts       179,435     180,292         527,757      513,981
 Other service charges and fees            166,993     143,926         518,086      470,920
 Securities gains/(losses)                 (49,638)       -           (912,482)      49,067
 Other income                              174,274     115,927       1,129,809      297,287
                                        ----------------------------------------------------
     Total other income                    577,761     528,743       1,610,829    1,559,254

OTHER EXPENSES
 Salaries and employee benefits          1,226,069   1,269,607       3,882,794    3,817,106
 Net occupancy expense                     148,432     141,186         437,892      443,038
 Furniture and equipment expense           236,371     192,830         649,336      499,507
 Pennsylvania shares tax                    97,006      87,715         284,823      256,619
 Other expense                             679,508     615,359       1,881,680    1,831,112
                                        ----------------------------------------------------
     Total other expenses                2,387,386   2,306,697       7,136,525    6,847,382

INCOME BEFORE INCOME TAXES               1,355,148   1,683,663       4,227,204    5,043,461
 Income tax expense                        345,900     420,500         959,100    1,234,400
                                        ----------------------------------------------------
NET INCOME                              $1,009,248  $1,263,163      $3,268,104   $3,809,061
                                        ====================================================
Average Shares Outstanding               3,522,741   3,573,879       3,522,741    3,585,389
                                        ====================================================
EARNINGS PER SHARE                      $      .29  $      .35      $      .93   $     1.06
                                        ====================================================
CASH DIVIDENDS DECLARED PER SHARE       $      .17  $      .15      $      .51   $      .43
                                        ====================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         COMMERCIAL NATIONAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                           Accumulated
                                                                              Other          Total
                                   Common      Retained        Treasury   Comprehensive   Shareholders'
                                    Stock      Earnings          Stock        Income         Equity
Balance at December 31, 1998     $7,200,000   $34,133,006          -        $1,828,643    $43,161,649

Comprehensive Income
  Net income                           -        3,809,061          -              -         3,809,061
  Other comprehensive income, net of tax:
    Unrealized gains on securities
    of (2,979,770), net of reclassification
    adjustment for gains included in net
    income of $(32,384)                -             -             -        (3,012,154)    (3,012,154)
Total Comprehensive Income                                                                    796,907

Cash dividends declared
$.43 per share                         -       (1,540,725)         -              -        (1,540,725)
Purchase of treasury stock             -             -         (546,896)          -          (546,896)
                                 ---------------------------------------------------------------------
Balance at September 30, 1999    $7,200,000   $36,401,342   $  (546,896)   $(1,183,511)   $41,870,935
                                 =====================================================================

Balance at December 31, 1999     $7,200,000   $35,190,986   $(1,179,433)   $(1,807,660)   $39,403,893

Comprehensive Income
  Net income                           -        3,268,104          -              -         3,268,104
  Other comprehensive income, net of tax:
    Unrealized loss on securities
    of $(2,979,770), net of reclassification
    adjustment for losses included in net
    income of $(602,238)               -             -             -         1,578,341      1,578,341
Total Comprehensive Income                                                                  4,846,445

Cash dividends declared
$.51 per share                         -       (1,795,608)          -             -        (1,795,608)
Purchase of treasury stock             -             -          (773,814)         -          (773,814)
                                 ----------------------------------------------------------------------
Balance at September 30, 2000    $7,200,000   $36,663,482    $(1,953,247)   $ (229,319)    $41,680,916
                                 ======================================================================

The accompanying notes are an integral part of these consolidated financial statements

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For Nine Months
                                                     Ended September 30
                                                    2000            1999
OPERATING ACTIVITIES
  Net income                                     $3,268,104      $3,809,061
  Adjustments to reconcile net income to net
   cash from operating activities:
  Depreciation and amortization                     593,352         499,172
  Provision for loan losses                       1,140,000         405,000
  Net (accretion) amortization of securities
  and loan fees                                    (227,168)         60,493
  Increase in interest receivable                   (35,448)        (54,057)
  Decrease in interest payable                     (353,265)       (255,531)
  Increase (decrease) in taxes payable              763,704           8,785
  Decrease in other liabilities                    (574,277)       (395,026)
  Increase in other assets                          (74,992)       (129,554)
  Net securities (gains) losses                     912,482         (49,067)
                                                 ---------------------------
     Net cash provided by operating activities    5,412,492       3,899,276
                                                 ---------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in deposits
   with other banks                                 282,559         (52,046)
  Net decrease in fed funds sold                  5,750,000            -
  Purchase of securities AFS                    (58,056,193)    (55,104,952)
  Maturities and calls of securities AFS         13,554,753      22,385,108
  Sale of securities AFS                         51,954,886      22,284,141
  Net increase in loans                          (8,406,229)     (6,567,509)
  Purchase of premises and equipment               (487,315)       (947,060)
                                                 ---------------------------
     Net cash used in investing activities        4,592,461     (18,002,318)
                                                 ---------------------------
FINANCING ACTIVITIES
  Net increase in deposits                        3,050,350      12,923,590
  Net (decrease) increase in short-term debt     (9,425,000)      3,200,000
  Net increase in long-term borrowings                 -          5,000,000
  Dividends paid                                 (1,795,608)     (1,540,725)
  Purchase of treasury stock                       (773,814)       (546,896)
                                                 ---------------------------
     Net cash provided by financing activities   (8,944,072)     19,035,969
                                                 ---------------------------
                                                  1,060,881       4,932,927

Cash and cash equivalents at beginning of year    8,654,617       7,655,963
                                                 ---------------------------
Cash and cash equivalents at end of quarter     $ 9,715,498     $12,588,890
                                                 ===========================
Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                      $ 9,078,614     $ 7,574,600
                                                 ===========================
  Income taxes                                  $   910,000     $ 1,138,000
                                                 ===========================

The accompanying notes are an integral part of these consolidated financial statements.

              COMMERCIAL NATIONAL FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000

Note 1  Management Representation

                                               The    accompanying
       unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 1999, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2000 and 1999. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

Note 2 Allowance for Loan Losses

       Description of changes:
                                                        2000           1999
      Allowance balance January 1                   $ 1,919,453    $ 1,914,174

      Additions:
       Provision charged to operating expenses        1,140,000        405,000
       Recoveries on previously charged off
       loans                                             30,519         20,452

      Deductions:
      Loans charged off                                (353,979)      (397,038)
                                                    ---------------------------
      Allowance balance September 30                $ 2,735,993    $ 1,942,588
                                                    ===========================

   ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First Nine Months of 2000 as compared to the First Nine Months of 1999
----------------------------------------------------------------------
Pre-tax net income for the first nine months of 2000 was $4,227,204 compared to $5,043,461 during the same period of 1999, representing a 16.18% decrease. This decrease is attributable to an extra $735,000 that was added to the corporation's loan loss provision. After continuing the evaluation of the loan portfolio through the third quarter, management decided to reserve additional money to the loan loss provision in an effort to keep the pace with loan growth, maintain our credit-quality standards and bring the reserve in-line with our peers.

Interest income was $19,618,249, an increase of 8.65%. The loan return rate decreased nineteen (19) basis points to 8.45% and the securities return rate increased forty-nine (49) basis points to 6.52%. As a result, the return rate on total average earning assets increased seven (7) basis points to 7.61%. Average earning asset volume rose $24,041,617, representing a 7.61% increase.

Interest  expense  was  $8,725,349,  an  increase  of  19.21%.  This increase was due to the higher cost of retaining deposits and funding asset growth through external funding sources. The cost rate on average interest bearing liabilities was 4.36%, a forty (40) basis point increase from a year ago. Average interest bearing liability volume rose $24,041,617, an increase of 8.47%.

Net interest income increased 1.46% to $10,892,900, and represented 4.11% of average total assets compared to 4.30% during the first nine months of 1999.

The average allowance for loan losses increased 11.18% to $2,130,015. By comparison, total average loans grew 7.48% during the same period. The 2000 first nine months provision for loan losses was $1,140,000, compared to $405,000 for the first nine months of 1999, representing a 181.48% increase.

Net interest income after the application of the provision for loan losses fell 5.60% to $9,752,900 representing a 3.68% return on total average assets compared to 4.14% for the first nine months of 1999.

Non-interest income increased 3.31% to $1,610,829. Service charges on deposit accounts grew 2.68% to $527,757. Other service charges and fees rose 10.02%, reaching $518,086. Other income increased 280.04% to $1,129,809. This increase reflects an $822,875 premium that the bank received in selling its' credit card portfolio. Asset management and trust fees totaled $347,659, an increase of 52.48%. Losses on securities called and sold amounted to $912,482. The bank repositioned the investment portfolio to take advantage of higher yields that were available in the bond market. Also contributing to this loss was the selling of securities to paydown on short-term borrowings that were costing the bank more than it was earning on the investments.

Non-interest expense was $7,136,525, an increase of 4.22%, or $289,143, while total average assets grew 6.22%. Personnel costs rose 1.72%, a $65,688 increase. Net occupancy expense declined 1.16%, or $5,146. Furniture and equipment expense rose by 30.00%, representing a cost increase of $149,829. This cost increase is mostly associated with the upgrade of a computer operating system that was installed throughout the bank in 1999. Pennsylvania shares tax expense was $284,823, an increase of 10.99%. Other expense rose 2.76%, an increase of $50,568.

Federal income tax on total first nine months earnings was $959,100 compared to $1,234,400 a year ago. Net income after taxes fell 14.20% to $3,268,104, an decrease of $540,957. The annualized return on average assets was 1.23% for the first nine months of 2000 compared to 1.53% for the nine months ended September 30, 1999. The annualized return on average equity through September 30, 2000 was 10.63% and had been 11.82% through the first nine months of 1999.

   ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------
Three  Months  Ended Sep 30, 2000 as compared to the Three Months
Ended Sep 1999
--------------------------------------------------------------------
Pre-tax net income for the third quarter of 2000 was $1,355,148 compared to $1,683,663 during the same period of 1999.

Interest income was $6,756,149, an increase of 10.32%. The loan return rate decreased thirteen (13) basis points to 8.50%, the securities return rate increased seventy (70) basis points to 6.78% and the return rate on total average earning assets increased twenty-two (22) basis points to 7.84%. Volume growth in total average earning assets was $23,365,655.

Interest expense was $3,081,376, an increase of 23.39%. The volume increase on average interest-bearing liabilities was $19,957,233. The cost rate rose to 4.56%, a fifty-seven (57) basis point increase from a year ago.

The average allowance for loan losses increased 29.34% to $2,477,337, while total average loans grew 9.15%. The 2000 third quarter provision for loan losses was $510,000, compared to $165,000 for the third quarter of 1999, representing a 209.09% increase.

Net interest income after the application of the provision for loan losses fell 8.58% to $3,164,773 representing a 3.52% return on total average assets compared to 4.11% for the third quarter of 1999.

Non-interest  income  increased  9.27%,  or  $49,018,  to  $577,761.
Service charges on deposit accounts decreased .48% to $179,435. Other service charges and fees increased 16.03% to $166,993. Other income increased 50.33% to $174,274. Asset management and trust fees totaled $106,697, representing a 20.43% increase. Securities sold during the third quarter resulted in a loss of $49,638.

Non-interest expense grew 3.50%, an $80,689 increase, compared to total average asset growth of 6.84%. Personnel costs declined 3.43%, a $43,538 decrease. Net occupancy expense rose 5.13%, a $7,246 increase. Furniture and equipment expense rose 22.58%, a $43,541 increase. Pennsylvania shares tax expense was 97,006, an increase of 10.59%. Other expense rose 10.42%, a $64,149 increase.

Federal income tax on total third quarter earnings was $345,900 compared to $420,500 a year ago. Net income after taxes was $1,009,248. The annualized return on average assets was 1.12% for the three months ended September 2000 compared to 1.50% for the third quarter of 1999. The annualized return on average equity for the third quarter of 2000 was 9.70% compared to 12.02% for the third quarter of 1999.

   ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)
---------------------------------
LIQUIDITY
---------
Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale which amounted to $115,904,256 on September 30, 2000.

During the first nine months of 2000, average interest-bearing liabilities increased $20,851,209 over the same period in 1999. Investments maturing within one year were .85% of total assets on September 30, 2000 and 4.01% on September 30, 1999.

Average loans grew by $14,374,613 and the average securities portfolio, including federal funds sold, increased $9,667,004.


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

Repricing periods for the loans, securities, interest-bearing liabilities, non-interest-bearing assets and non-interest-bearing liabilities are based on contractual maturities, were applicable, as well as the corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal and therefore are presented as beginning to reprice in the earliest period presented in the "gap" table.

INTEREST
SENSITIVITY (In thousands)
--------------------------
The following table presents this information as of September 30, 2000 and December 31, 1999:



                                                       September 30, 2000
                       0-30 DAYS  31-90 DAYS  91-180 DAYS   181-365 DAYS  1-5 YEARS   OVER 5 YRS
Interest sensitive
 assets                 $ 36,133    $  4,476    $   7,971    $  19,256    $ 133,798    $127,108
Interest sensitive
 liabilities            $ 12,449    $ 25,777    $  34,649    $  36,360    $  92,568    $ 56,079
Interest sensitivity    ------------------------------------------------------------------------
 gap                    $ 23,684    $(21,301)   $ (26,678)   $ (17,104)   $  41,230    $ 71,029
                        ========================================================================
Cumulative gap                      $  2,383    $ (24,295)   $ (41,399)   $    (169)   $ 70,860
Ratio of cumulative gap             ============================================================
 to earning assets                      .72%       (7.32%)     (12.48%)       (.05%)     21.36%
                                    ============================================================

                                                       December 31, 1999
                      0-30  DAYS  31-90 DAYS  91-180 DAYS   181-365 DAYS  1-5 YEARS    OVER 5 YRS
Interest sensitive
 assets                $ 47,052     $  5,652    $  10,254    $  19,052    $ 134,734    $117,867
Interest sensitive
 liabilities           $ 32,528     $ 35,983    $  24,841    $  29,907    $  91,278    $ 56,875
Interest sensitivity   -------------------------------------------------------------------------
 gap                   $ 14,524     $(30,331)   $ (14,587)   $ (10,855)   $  43,456    $ 60,992
                       =========================================================================
Cumulative gap                      $(15,807)   $ (30,394)   $ (41,249)   $   2,207    $ 63,199
Ratio of cumulative gap             ============================================================
 to earning assets                    (4.68%)      (9.00%)     (12.20%)       0.65%      18.70%
                                    ============================================================

   ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (Continued)

CREDIT QUALITY RISK
-------------------
The following table presents a comparison of loan performance as of September 30, 2000 with that of September 30, 1999. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of September 30, 2000 the corporation had $98,154 in other real estate owned and no in substance foreclosures. Other real estate owned expense was $7,210.

                                                       At Sept 30,
                                                   2000           1999
Non-performing Loans:
 Loans on non-accrual basis                $     196,826   $     290,731
 Past due loans                            $     116,710   $     458,350
 Renegotiated loans                        $     427,272   $     513,203
                                                -------------------------
   Total non-performing loans              $     740,808   $   1,262,284
 Other real estate owned                   $      98,154   $      28,074
                                                -------------------------
   Total non-performing assets             $     838,962   $   1,290,358
                                                =========================
Loans outstanding at end of period         $ 212,982,479   $ 198,316,856
Average loans outstanding (year-to-date)   $ 206,551,835   $ 192,177,222
Non-performing loans as percent of total
 loans                                               .39%           .65%
Provision for loan losses                  $   1,140,000   $     405,000
Net charge-offs                            $     323,460   $     376,586
Net charge-offs as percent of average
 loans                                               .16%            .20%
Provision for loan losses as
 percent of net charge-offs                       352.44%         107.55%
Allowance for loan losses as
 percent of average loans outstanding               1.32%           1.08%

CAPITAL RESOURCES
-----------------
Shareholders' equity for the first nine months of 2000 averaged $40,992,924, which represented a decrease of $1,970,871 over the average capital of $42,963,795 recorded in the same period of 1999. These capital levels represented a capital ratio of 11.59% in 2000 and 12.90% in 1999. When the loan loss allowance is included, the 2000 capital ratio becomes 12.19%.

The Federal Reserve Board has issued risk-based capital adequacy guidelines which went into effect in stages through 1992. The risk-based capital standard is designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and
(3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 2000, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 20.38% and 21.71% respectively. The leverage ratio was 11.61%.

   ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (continued)
-----------------------------
The table below presents the corporation's capital position at September 30, 2000 (Dollar amounts in thousands)
                                                        Percent
                                                      of Adjusted
                                          Amount         Assets

Tier I Capital                          $ 41,910          20.38
Risk-Based Requirement                     8,224           4.00

Total Equity Capital                    $ 44,646          21.71
Risk-Based Requirement                    16,448           8.00


Leverage Capital                        $ 41,910          11.61
Minimum Leverage Requirement              14,435           4.00



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



                        COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        (Registrant)






Dated: November 13, 2000        /s/ Gregg E. Hunter
                                -------------------------------------
                                Gregg E. Hunter
                                Vice Chairman and Chief Financial Officer




Dated: November 13, 2000        /s/ Ryan M. Glista
                                --------------------------------------
                                Ryan M. Glista
                                Vice President and Controller

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

* Automatic Teller Facilities

In addition to full-service MAC machines located at all Commercial National offices listed above (except Latrobe and Courthouse Square) additional 24-hour ATMs are available for your convenience at Arnold Palmer Regional Airport, Greensburg Kirk S. Nevin Arena, Latrobe Area Hospital, New Alexandria Qwik Mart, Norvelt Open Pantry and Saint Vincent College. All are linked to the national Cirrus, Honor and Plus networks and also accept MasterCard, Visa, Discover and American Express for cash advances.


Touchtone Teller 24-hour banking service:        Website Address:
(724)537-9977                                    www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier, and New Alexandria.
1-800-803-BANK
Free from all other locations

INSURANCE
Commercial National Insurance Services       Commercial National Insurance
232  North Market Street                     Services is a partnership of
Ligonier, PA 15658                           Gooder & Mary, Inc., and
(724) 238-4617                               Commercial National Investment
(877) 205-4617 (toll free)                   Corporation, a wholly owned
(724) 238-0160 (fax)                         subsidiary of Commercial National
cnisinfo@cnbinsurance.com                    Financial Corporation.
www.cnbinsurance.com