Form 10-K
period 2000-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2001-03-30
CIK 866054

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

Commission file number 0-18676

COMMERCIAL NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1623213
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

900 Ligonier Street, Latrobe, PA 15650

15650
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

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
based on the NASDAQ National Market System on March 23, 2001.	$37,580,076 $38,100,000

Number of shares of common stock outstanding at March 23, 2001.	3,434,296

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II, and IV of this report. Portions of the definitive Proxy Statement related to the annual meeting of shareholders to be held May 15, 2001 are incorporated by reference into Part III.

Commercial National Financial Corporation

Form 10-K

INDEX

Part I

PAGE

ITEM 1.	Business
	Description of Business ......................................	3
	Competition ..................................................	4
	Supervision and Regulation ...................................	4
	Effects of Governmental Policies..............................	4
	Consolidated Financial and Statistical Profile................	5
ITEM 2.	Properties ...................................................	9
ITEM 3.	Legal Proceedings ............................................	9
ITEM 4.	Submission of Matters to a Vote of Security Holders ..........	9
	Executive Officers of the Registrant..........................	10

PART II
ITEM 5.	Market for Registrant's Common Stock and Related
	Security Holder Matters .....................................	10
ITEM 6.	Selected Financial Data.......................................	11
ITEM 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations .........................	11
ITEM 7.a	Quantitative and Qualitative Disclosures of Market Risk ......	11
ITEM 8.	Financial Statements and Supplementary Data ..................	12
ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosures ....................................	13
PART III
ITEM 10.	Directors and Executive Officers of the Registrant ...........	14
ITEM 11.	Executive Compensation .......................................	14
ITEM 12.	Security Ownership of Certain Beneficial Owners and
	Management ..................................................	14
ITEM 13.	Certain Relationships and Related Transactions ...............	14

PART IV
ITEM 14.	Exhibits, Financial Statement Schedules and Reports
	On Form 8-K..................................................	15

Part I

Item 1. BUSINESS

Description of Business

Commercial National Financial Corporation (the corporation) is a Pennsylvania corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and as a financial holding company under the Gramm Leach Bliley Act. The corporation is owner of 100% of the outstanding shares of common stock of Commercial National Bank of Pennsylvania. This subsidiary bank and has been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, two (2) in Unity Township and one (1) each in Ligonier, West Newton, Greensburg, Murrysville and Hempfield Township. An asset management/trust department was established in 1994 and is located in the building that houses the Greensburg banking office. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building which houses the downtown Latrobe banking office is the location of the corporation's and the bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system.

Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with twenty-four-hour-a-day automatic teller machines and ATM units are located on the campus of Saint Vincent College in Unity Township, the terminal of the Westmoreland County Airport in Unity Township, the reception lobby of the Latrobe Area Hospital in Latrobe, an in-store machine in each the Norvelt Open Pantry and New Alexandria Qwik Mart and the lobby of the Kirk S. Nevin Arena located in Greensburg. A separate freestanding drive-up teller staffed banking facility is attached to the Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

The corporation's business activities involve holding the stock of its subsidiary bank and Commercial National Investment Corporation, which is a 50% owner of Commercial National Insurance Services together with the Gooder Agency, Inc., of Ligonier, Pennsylvania. Commercial National Insurance Services offers a full array of insurance products and services to consumer and commercial markets surrounding the Ligonier area.

The subsidiary bank offers the full range of banking services normally associated with the general commercial banking business. Services include extending credit, providing deposit services, marketing non-deposit investments and offering financial counseling. The ATM system described earlier is a part of the MAC and Cirrus networks which permits the bank's customers access to an extensive regional and national network. The bank also has implemented a comprehensive electronic online banking system. By using a personal computer with internet access, customers can access their Commercial National Bank accounts, perform common banking tasks and pay bills 24 hours a day, seven days a week, 365 days a year .

Competition

Throughout the subsidiary bank's service area, substantial competition exists both for deposit and loan products. The competitors range from branches of major banks headquartered in Cleveland Ohio, Pittsburgh, Johnstown and Indiana, Pennsylvania, several independent banks headquartered in Westmoreland County, a variety of thrift institutions and a number of credit unions. Even though some portions of the thrift industry have experienced fairly extensive restructuring, the level of competitive activity in our service area remains strong. Competition for certificates of deposit and money market deposits remains vigorous with the representatives of insurance companies and securities brokers soliciting customers in our market area. In addition, out-of-area institutions including retailers continue to solicit business for credit cards, residential mortgages and automobile financing.

Supervision and Regulation

The corporation and the subsidiary bank are subject to the supervision of the following regulatory bodies: The Federal Reserve Board, the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Commonwealth of Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors. The Federal Reserve Board monitors holding company activity while the Office of the Comptroller of the Currency is the corporation's primary banking regulator. No restrictions or actions are currently pending against the corporation or the bank.

 The GLB, enacted by Congress in November 1999, now permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies". Beginning in March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature". GLB also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change. The corporation was designated a financial holding company in March 2000 by the Federal Reserve
Board.

 Although it preserves the Federal Reserve Board as the umbrella supervisor of financial holding companies, GLB adopts an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve Board has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company. In addition, GLB contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve Board involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

Effects of Governmental Policies

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

EMPLOYEES

As of December 31, 2001, the corporation, the subsidiary bank and other subsidiaries of the corporation had a total of 122 full-time-equivalent employees.

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations in the annual report to shareholders for the year ended December 31, 2000 which is incorporated herein by reference.

Securities Portfolio

The following table presents the composition of the securities portfolio at year end for the years indicated:

	Amortized Cost at December 31
	2000	1999	1998

U. S. Treasury securities and other
U. S. Government agencies and
corporations	$ 81,225,195	$ 72,567,628	$ 77,481,622
Obligations of states and political
subdivisions	18,450,654	51,542,799	36,454,587
Other securities	3,369,612	3,371,638	2,396,600

Total	$103,045,461	$127,482,065	$116,332,809

Loans

Final loan maturities excluding consumer installment and mortgage loans and before unearned income at December 31, 2000: (in thousands)

	Within	One-Five	After
	One Year	Years	Five Years

Total

Commercial and Industrial	$ 11,905	$ 11,997	$1,901	$25,803
Real estate-construction	1,999	-	381	2,380
Other	3,338 *	1,678	4,990	$10,006

Totals	$17,242	$13,675	$ 7,272	$38,189

Loans at fixed interest rates		$ 7,744	$6,949	$14,693
Loans at variable interest rates		5,931	323	6,254

		$13,675	$7,272	$20,947

*Includes $2.0 million PHEAA loans with no fixed maturity date.

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE (continued)

Non-performing Loans

The following table details, for each of the most recent five years, the year end amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

Dec. 31, 2000
Loans on non-accrual basis	$ 358,429
Loans past due 90 days or more	207,834
Renegotiated loans	170,572
Total	$ 736,835

Dec. 31, 1999
Loans on non-accrual basis	$ 517,644
Loans past due 90 days or more	187,259
Renegotiated loans	493,215
Total	$ 1,198,118

Dec. 31, 1998
Loans on non-accrual basis	$ 95,032
Loans past due 90 days or more	320,438
Renegotiated loans	572,352
Total	$ 987,822

Dec. 31, 1997
Loans on non-accrual basis	$ 23,172
Loans past due 90 days or more	659,078
Renegotiated loans	948,128
Total	$ 1,630,378

Dec. 31, 1996
Loans on non-accrual basis	$ 23,172
Loans past due 90 days or more	100,293
Renegotiated loans	1,024,550
Total	$ 1,148,015

At present no other loans which are outstanding present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 2000 the corporation had $80,792 in other real estate owned and no in-substance foreclosures.

Effect of non-accrual loans on interest income during 2000 is as follows:

Non-accrual
Loans
Gross amount of interest that would have
been recorded at original rates	$ 40,167
Less: Interest that was reflected in income	-
Net reduction to interest income	$ 40,167

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE (continued)

Summary of Loan Loss Experience

The table below provides an analysis of the allowance for loan losses for the five years ended December 31, 2000:

December 31,
	2000	1999	1998	1997	1996

Loans outstanding at beginning of year,
net of unearned income	$204,839,335	$192,115,160	$183,481,157	$159,935,523	$144,288,002

Average loans outstanding	$207,343,068	$194,664,755	$186,418,665	$169,849,234	$151,056,637

Allowance for loan losses:
Balance, beginning of year	$ 1,919,453	$ 1,914,174	$ 1,882,251	$ 2,035,818	$ 2,081,700

Loans charged off:
Commercial, industrial & other	70,342	2,678,266	24,306	4,859	-
Installment and charge card	232,915	616,786	377,353	437,003	170,719
Real estate	92,019	12,971	11,208	6,446	3,233
Total loans charged off	395,276	3,308,023	412,867	448,308	173,952

Recoveries:
Commercial, industrial & other	2,000	-	300	-	-
Installment and charge card	34,045	23,596	9,490	22,669	23,070
Real estate	490	-	-	2,072	-
Total recoveries	36,535	23,596	9,790	24,741	23,070

Net loans charged off	358,741	3,284,427	403,077	423,567	150,882
Provision charged to expense	1,176,000	3,289,706	435,000	270,000	105,000

Balance, end of year	$ 2,736,712	$ 1,919,453	$ 1,914,174	$ 1,882,251	$ 2,035,818

Ratios:
Net charge-offs as a percentage
of average loans outstanding	.17%	1.69%	.22%	.25%	.10%

Allowance for loan losses
as a percentage of average loans
outstanding	1.32	.99	1.03	1.11	1.35

Management review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a quarterly basis and is considered in conjunction with current economic conditions and the current requirements of the appropriate regulatory agencies.

As a result of this on-going study, management believes that the reserve amount shown for December 31, 2000 is adequate to offset the losses which may exist as a result of under collateralization or uncollectibility.

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE (continued)

Deposits

The following table presents average deposits by type and the average interest rates paid as of 2000, 1999 and 1998:

			December 31,
	2000		1999		1998

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand	$ 45,127,383	- %	$ 41,744,536	- %	$ 37,565,870	- %
Interest bearing demand	20,552,997.68		21,376,716.72		20,709,992	1.69
Money market	43,301,728	3.53	43,545,503	3.51	41,921,741	3.89
Savings	45,405,821	2.54	46,836,966	2.52	45,672,055	2.93
Time	118,235,702	5.51	115,189,889	5.11	112,647,588	5.40

Total	$272,623,631	3.42%	$268,693,610	3.26%	$258,517,246	3.64%

Remaining maturities of certificates of deposit $100,000 or more:

			December 31,
	2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent
Remaining maturity:

3 months or less	$19,910,828	59%	$26,559,928	72%	$16,943,373	57%
Over 3 through 6 months	2,999,206	9	4,159,920	11	2,965,786	10
Over 6 months through 12 months	7,145,067	21	3,166,384	8	6,109,446	20
Over 12 months	3,920,347	11	3,429,108	9	3,997,620	13

Total	$ 33,975,448	100%	$37,315,340	100%	$30,016,225	100%

Item 2. Properties

All of the corporation's banking and support facilities are owned and free of liens and encumbrances with the exception of one(1) banking office and an adjacent drive-up facility, both of which are leased. All of the properties are used in their entirety for banking purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the corporation and the bank. Physical locations can be found on page 31 of the Annual Report to Shareholders.

Item 3. Legal Proceedings

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

Name

	Age	Present and Previous Positions

Louis A. Steiner	70	Chairman of the board (1977 to present)
		Chief executive officer (1977 to 1997)

Louis T. Steiner	39	President (April 1998 to present),
		chief executive officer (November 1997
		to present), vice chairman (December
		1995 to present), vice president
		(January 1994 to November 1995),

Gregg E. Hunter	42	Vice chairman and chief financial
		officer (December 1995 to present),
		vice president and chief financial
		officer (January 1994 to November
		1995)

Wendy S. Schmucker	32	Secretary/treasurer and vice president,
		manager corporate administration (November

1997 to present), assistant vice president

and managing corporate officer (December

1996 to October 1997), assistant

secretary/treasurer and corporate

and financial administrative officer

(December 1995 to November 1996),

corporate administrator (January

1995 to November 1995)

Ryan M. Glista	33	Vice president/comptroller (December 1997
		to present), assistant vice president/
		controller(December 1995 to November 1997),
		corporate accountant (June 1994 to November
		1994)

Susan F. Robb	26	Assistant secretary (April 1998 to present),
		corporate administrator (September 1997 to
		present), customer service representative
		(September 1996 to September 1997)

Part II

Item 5. Market for Registrant's Common Stock and Related Security Holder

Matters

Information appearing in the annual report to shareholders for the fiscal year ended December 31, 2000 on page 20 is incorporated herein by reference in response to this item. As of March 23, 2001 there were 517 shareholders of record of the registrant's common stock. The number of beneficial shareholders is approximately 767.

Item 6. Selected Financial Data

Information appearing in the annual report to shareholders for the fiscal year ended December 31, 2000 on page 21 is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Information appearing in the annual report to shareholders for the fiscal year ended December 31, 2000 on page 22 is incorporated herein by reference in response to this item.

Item 7.a Quantitative and Qualitative Disclosures of Market Risk

The corporation's interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This committee establishes policies that monitor and coordinate the corporation's sources, uses and pricing of funds. The committee is also involved with management in the corporation's planning and budgeting process.

The corporation regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank subsidiary's relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally, the committee and management utilize a simulation model in assessing the corporation's interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The corporation utilized the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (5) other factors. Inclusion of these factors in the model is intended to more accurately project the corporation's changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing January 1,2001.

$ Change in Projected

% Change in Projected

Change in Interest

Baseline

Baseline

Rates

Net Interest Income

Net Interest Income

(dollar amounts in thousands)

+200 basis points

 $ (134)

-0.9%

+100 basis points

 $ 17

0.1%

-100 basis points

 $ (71)

-0.5%

-200 basis points

 $ (153)

-1.0%

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and deposits.

Item 8. Financial Statements and Supplementary Data

The following information appearing in the annual report to shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference in response to this item.

Annual
Report
Page
Report of Independent Certified Public Accountants . . . . . . . . . .	19
Financial Statements:
Consolidated Statements of Financial Condition
as of December 31, 2000 and 1999 . . . . . . . . . . . . . . . . .	6
Consolidated Statements of Income for the Years Ended
December 31, 2000, 1999, and 1998. . . . . . . . . . . . . . . . .	7
Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 2000, 1999 and 1998 . . . . . . . . .	8
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998 . . . . . . . . . . . . . . . . .	9
Notes to Consolidated Financial Statements . . . . . . . . . . . .	10
Quarterly Summary of Financial Data (Unaudited) . . . . . . . . .	20

Prior Years Opinion Letter from previous Certifying Accountant

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders

Commercial National Financial Corporation

and Subsidiaries

Latrobe, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Commercial National Financial Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial National Financial Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Stokes & Hinds, LLC

Stokes & Hinds, LLC

Pittsburgh, Pennsylvania

January 28, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 23, 2000, the corporation filed Form 8-K with the Securities and Exchange Commission reporting its change in the corporation's certifying accountant from Stokes Kelly & Hinds LLC to Beard Miller Company LLP.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held May 15, 2001 on pages 4 and 5 and from part I of this report on Form 10-K is incorporated herein by reference in response to this item.

Based on a review of the applicable forms, there was no director, officer or beneficial owner of more than 10 percent of common stock who failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the most recent fiscal year or prior years.

Item 11. Executive Compensation

Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held May 15, 2001 on page 11 is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held May 15, 2001 on page 7 is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

Information appearing in the definitive proxy statement related to the annual meeting of shareholders to be held May 15, 2001 on page 14 is incorporated herein by reference to this item.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial statements

All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(2) Financial statement schedules are omitted as they are not applicable.

Page Number or
(3) Exhibit		Incorporated by
Number

Description

Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the special meeting of
shareholders held
September 18, 1990

3.4	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the meeting of
shareholders held on
April 15, 1997

16	Letter regarding Change in	Exhibit A to Form 8-K
	Certifying Accountant	filed on October 23, 2000

13	Annual Report to Shareholders	Filed on March 30, 2001
for the Fiscal Year Ended
December 31, 2000

21	Subsidiaries of the Registrant

22	Commercial National Financial	Filed on March 23, 2001
Corporation 2001 Annual
Proxy Statement to Shareholders

(b) Report on Form 8-K filed in the fourth quarter of 2000:

October 23, 2000 - Commercial National Financial Corporation notifies the Securities and Exchange Commission of its change in the Registrants Certifying Accountant from Stokes Kelly & Hinds, LLC to Beard Miller Company LLP effective on October 17, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By: /s/ Louis T. Steiner
Louis T. Steiner, Vice Chairman, President
and Chief Executive Officer

March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY

DATE

/s/Louis A. Steiner	March 20, 2001
Louis A. Steiner, Chairman of the Board and Director
/s/Louis T. Steiner	March 20, 2001
Louis T. Steiner, Vice Chairman of the Board, Director and Principal Executive Officer
/s/ Gregg E. Hunter	March 20, 2001
Gregg E. Hunter, Vice Chairman of the Board, Director, Principal Financial and Accounting Officer
/s/Wendy S. Schmucker	March 20, 2001
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 20, 2001
John T. Babilya, Director
/s/George A. Conti, Jr.	March 20, 2001
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 20, 2001
Richmond H. Ferguson, Director
/s/Dorothy S. Hunter	March 20, 2001
Dorothy S. Hunter, Director
/s/Frank E. Jobe	March 20, 2001
Frank E. Jobe, Director

Roy M. Landers, Director
/s/John C. McClatchey	March 20, 2001
John C. McClatchey, Director
/s/Joseph A. Mosso	March 20, 2001
Joseph A. Mosso, Director
/s/Joedda M. Sampson	March 20, 2001
Joedda M. Sampson, Director

/s/Debra L. Spatola	March 20, 2001
Debra L. Spatola, Director
/s/George V. Welty	March 20, 2001
George V. Welty, Director

/c/C. Edward Wible	March 20, 2001
C. Edward Wible, Director

EXHIBIT INDEX TABLE OF CONTENTS

Exhibit
Number	Description

21	Subsidiaries of the Registrant

Exhibit 21 - Subsidiaries of Commercial National Financial Corporation

Percent Ownership
By Registrant

Commercial National Bank of Pennsylvania	100%
900 Ligonier Street
Latrobe, PA 15650
Nationally Chartered Bank

Commercial National Investment Corporation	100%
900 Ligonier Street
Latrobe, PA 15650

The corporation will provide without charge to any shareholder a copy of its 2000 annual report on form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION

STOCK TRANSFER DEPARTMENT

P.O. BOX 429

LATROBE, PA 15650

Our Commitment To Those We Serve

In detailing the elements of our mission, the significant components must be equally ranked regardless of their order of presentation since substantial progress can be achieved only as these elements interact harmoniously to advance the mission of the corporation.

Our mission is to acquire, organize and manage the resources required to offer personalized and professional financial services in a manner that demonstrates our concern for understanding and meeting the needs of the individuals, families business and other organizations in our marketplace.

In fulfilling our mission, we give constant consideration to the well-being of our employees, not only in terms of economic benefit, but also by guaranteeing a working environment that...

-          encourages personal and professional development

-          fosters individual dignity and

-          demands the highest ethical standards

...so that each employee can experience a sense of satisfaction in and personal identity with the accomplishments we achieve together.

Our responsibility to the areas we are privileged to serve requires our involvement as a corporation, as well as a commitment by our employees and directors, to respond to community development and improvement needs a continual investment of both time and funds.

All of our activities are carefully planned and professionally conducted to provide our shareholders with a reasonable and regular profit so that their ongoing investment will constantly increase in value.

To Our Shareholders

With another year having passed, I am pleased to report on the activities of your company during 2000. We posted near-record earnings rivaling those achieved in 1998, a clear indication that our core financial condition and performance remained solid even after experiencing an income decline in 1999 that resulted from a commercial loan charge-off. The comeback in 2000 also was helped by undertaking a number of initiatives and by the hard work and dedication of our employees who implemented them.

In March 2000, the Federal Reserve Board designated Commercial National Financial Corporation as a "financial holding company," giving us flexibility to provide products and services to our customers.

Commercial National Insurance Services, in which the company holds a 50 percent interest, completed its first full year of operation. During that time we saw client volume increase, which subsequently grew the associated commission revenues. By offering insurance services to those we serve, we can give customers the benefit of "one-stop shopping" for financial needs. The insurance agency's Website at www.cnbinsurance.com further enables customers to review products and services any time.

The Asset Management and Trust Division of Commercial National Bank of Pennsylvania continued its outstanding performance in the past year. The division now manages more than $100 million in assets, the highest volume since its 1994 formation, helping to continue its trend of double-digit growth of revenue, which amounted to more than $449,000 in 2000. Also during the year, trust division clients were given the ability to view accounts online via the bank's Website at www.cnbthebank.com. Accounts are updated weekly to provide reasonably current information.

The company's Online Banking product continued to grow in popularity among customers with marked expansion noticeable in both the number of enrollments and transaction volume. A free demonstration of Online Banking, available at the bank's Website, helps introduce and familiarize viewers with this convenient system.

As should be evident from this report, much of our most recent advancement has come about largely through the use of technology. We believe that alternative methods of service delivery will continue to be in demand, and so we seek to provide customers with a variety of channels by which they may do business. Of course, we regularly review the technology landscape to offer our customers the latest innovations available, provided that the benefit to the company is worth the investment.

We look forward to a very busy year in 2001 when many of the initiatives previously described will continue to flourish as we lay the groundwork for an even more productive future.

The support you give as shareholders -- to both the corporation and its staff -- is greatly appreciated. We value the opportunity you have given us to work on your behalf.

/s/ Louis T. Steiner

Louis T. Steiner

Vice Chairman,

President and Chief Executive Officer

In year 2000 ,

we returned to

"business as usual"

after an earlier

business downturn in 1999 ...

... that resulted from the default on sizeable borrowings made to a single commercial account. During 2000, however, the corporation moved aggressively to overcome that decline and continued to carefully build new business.

Audited earnings for the year of $4,631,512, for a record $1.32 per share, were up considerably from the $3,203,605 or $0.90 per share realized in 1999. An especially strong fourth-quarter generated earnings of $1.36 million, also a company record.

As indicated by the information in the following pages, the core financial standing of Commercial National Financial Corporation remains strong, the company remains heavily capitalized and it continues to maintain adequate reserves for the years ahead.

Despite a volatile market,

the business stayed strong.

In spite of some depreciation in the year-end share price to $14.63, Commercial National Financial Corporation (traded as CNAF on the Nasdaq Stock Market, Inc.) was not alone in experiencing such an effect as most other "old market" financial services had similar results through 2000. During the year, stock traded at prices ranging from a low of $13.25 per share to a high of $19.75. Further affecting the performance, we believe, was the "irrational exuberance" in the market with a bias toward high-tech investments, a bent that later proved to be misguided.

Nevertheless, the dividend payout on shares owned by Commercial National investors improved again in 2000, increasing by more than 13 percent from $0.60 per share paid in 1999 to $0.68 per share this year.

Although non-interest-bearing deposits held by the company actually grew by 18 percent, a slip of nearly 6 percent in the larger category of interest-bearing funds resulted in an overall 2.3 percent decline in total deposits. By December 31, total deposits managed by the corporation had receded to $266.6 million from $272.9 million in 1999.

This deposit shift we attribute to a continuation of highly competitive pricing in a rising-rate environment (during the first half) and the maturity of numerous "jumbo" certificates of deposit, those valued at $100,000 or more. Consumers also seemed to maintain a preference for investing through nontraditional service providers. Despite the potential -- and later, obvious -- risks of a market with such high volatility, deposits here still showed outflow into other investments.

The loan portfolio at Commercial National grew by a bit more than 1 percent in 2000 to nearly $208 million from $204.8 million last year. Most of that growth resulted from a $9.4 million surge in the company's commercial-loan segments. Tax-free loans -- those on which our interest income is nontaxable because they're made to governmental and nonprofit agencies -- showed a dramatic jump from $4.3 million in 1999 to $7.1 million in 2000.

Purchase-mortgage and home-equity loan categories both posted slight growth for the year while totals for construction mortgages and installment loans actually declined. Vigorous loan activity in the first half of the year helped offset the February sale of the company's $6.3 million credit-card portfolio.

Interest income for 2000 totaled $26.1 million at year-end, up more than $1.7 million or about 7 percent from the $24.3 million earned a year earlier. Concurrently, however, interest expense rose by $1.7 million to $11.7 million from $10 million last year, a 17 percent increase. As a result, net interest income of $14.3 million was up by only $61,000 or less than 1 percent from that realized in 1999.

Because of substantial growth in the commercial loan portfolio, the company reevaluated its loan-review process and increased the adequacy of its allowance for loan losses. The allowance increased by about $817,000 over that allowed in 1999 to equal 1.32 percent of total loans compared to 0.94 percent at the end of last year. Charge-offs against the allowance declined significantly to $358,741 from the $3,284,427 incurred in the prior year, a change that calculated net charge-offs at only 0.17 percent for 2000 compared to the 1.69 percent realized in 1999, both figures considerably lower than those of similarly sized banks nationwide.

Other operating income of $2.36 million was up 19 percent from the $1.99 million earned last year. Contributing to the improvement were a 47 percent increase in income from the Asset Management and Trust Division, a nearly 10 percent increase in general service charges and fees, and a 3.5 percent growth in service charges collected on deposit accounts. Such improvement is evidence of a conscientious effort to further diversify revenue streams.

The return on average assets, after taxes, improved to 1.32 percent from the 0.95 percent return posted for the preceding year. The substantial change principally is attributed to the 1999 decline in return on average assets that resulted from the commercial loan charge-off.

Total assets of the corporation dropped to $329.9 million at the end of 2000 from $355.3 million a year prior, a 7 percent change due primarily to the general economic slowdown and a restructuring of the firm's investment portfolio, including the retirement of long-term debt.

Service and technology were maintained as our 2000 watchwords.

As year 2000 arrived, Commercial National experienced no disruption of business whatsoever, in spite of many dire predictions. Our "Year 2000 Committee" obviously had devoted the appropriate time and resources to avoid any threat of a shutdown. The arrival of the New Year without incident quietly reinforced what we had been telling customers all along - that Commercial National indeed was "Y2K-OK."

Understanding that no single delivery channel could keep the corporation successful, our management team determined that 2000 would be a true example of blending "high tech" electronics with "high touch" personal-service .

During the year, staff at the nine community offices of Commercial National Bank of Pennsylvania worked closely with agents from Commercial National Insurance Services, a partnership of Gooder & Mary, Inc. and Commercial National Investment Corporation. Together, their efforts generated additional business for the company as they provided customers with a wider array of financial services, all available from a single location. Plans were begun to blend insurance services offerings into standard marketing materials in 2001, attempting to reach an even broader audience.

Excellent growth in our Asset Management and Trust Division enabled that group to become self-sustaining much sooner than we had anticipated. Typically such units require ten years to generate net income. Ours, on the other hand, became productive in its sixth year, managing more than $100 million by year's end. Mutual fund sales company-wide grew by more than 35 percent.

By the end of the year, more than 350 Commercial National customers had become regular users of the company's Online Banking service. System users can check account balances, transfer funds, print reports and even pay bills electronically to virtually any vendor. Online customers averaged about 800 bill-pay transactions each month during the year.

Additionally, Web surfers continued to use the Internet site, www.cnbthebank.com, which makes available product information, rates and loan calculators for anyone, anywhere, 24 hours a day. By the end of the year, users had logged onto the system for more than 106,000 sessions, which consists of one visit during which several pages of the site are viewed.

Another electronic-access system, the Commercial National Bank TouchTone Teller, also handled a great deal of business in 2000. On average, calls to the service each month tallied more than 18,000. Callers checked balances, inquired about the status of a particular checks, transferred funds between accounts and more. Such a system has allowed our staff to focus on more substantial business instead of handling more routine but easily resolved inquiries.

Finally, by December 2000, we had installed and gone live with our first platform automation installations, a service that enables community office staff to open accounts more efficiently by doing it directly online. The procedure saves money for the corporation by saving time for the customer and our staff.

We know good people

build a good company.

Recognizing that our employees make the company what it is, we presented two Chairman's Awards in 2000 to individuals who consistently performed above the expectations of their jobs. They were ...

-- Eleanor A. Bridge

Operations Specialist

Bank Operations Center

... who was acknowledged in March for coordinating the elements required to effect the sale of our credit-card loan portfolio. By doing it so efficiently, she enabled the company to realize a positive impact on its financial condition and performance.

In November, another Chairman's Award was presented to ...

--Patricia A. Queer

Assistant Manager

Ligonier Community Office

... for the record-breaking number of referrals made to the Asset Management and Trust Division. She proved to be the top referral source for the group this year, helping it to develop several new relationships and capture more than $2 million in new business.

The year was a good one.

In the face of difficult times, our Commercial National managers and staff again managed well and improved the business so that investments of our shareholders could perform well and so that our communities could remain vibrant. We're working every day to make banking - and life - even easier for all we're privileged to serve.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,	2000	1999

ASSETS

Cash and due from banks on demand	$9,532,528	$8,654,617
Interest bearing deposits with banks	284,136	558,781
Federal funds sold	-	5,750,000
Securities available for sale	104,703,464	124,743,186

Loans	207,956,789	204,839,335
Allowance for loan losses	(2,736,712)	(1,919,453)

Net loans	205,220,077	202,919,882

Premises and equipment	6,027,137	6,304,454
Accrued interest receivable	1,941,771	2,057,925
Other assets	2,156,010	4,309,145

Total assets	$329,865,123	$355,297,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$49,027,941	$41,534,998
Interest bearing	217,583,429	231,412,405

Total deposits	266,611,370	272,947,403

Short-term borrowings	7,575,000	15,000,000
Other liabilities	2,541,836	2,946,694
Long-term borrowings	10,000,000	25,000,000

Total liabilities	286,728,206	315,894,097

Shareholders' equity:
Common stock, par value $ 2 per share; authorized 10,000,000 shares; issued 3,600,000 shares; outstanding 3,458,355 and 3,539,643 shares in 2000 and 1999, respectively	7,200,000	7,200,000
Retained earnings	37,438,970	35,190,986
Accumulated other comprehensive income (loss), net of deferred taxes 2000 $ 563,721; 1999 $ (931,218)	1,094,282	(1,807,660)
	45,733,252	40,583,326
Less treasury stock, at cost, 141,645 and 60,357 shares in 2000 and 1999	(2,596,335)	(1,179,433)

Total shareholders' equity	43,136,917	39,403,893

Total liabilities and shareholders' equity	$329,865,123	$355,297,990

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,	2000	1999	1998

Interest income:
Interest and fees on loans	$17,513,408	$16,693,455	$16,755,493
Interest and dividends on securities:
Taxable	6,916,752	5,432,186	4,967,679
Exempt from federal income taxes	1,504,099	2,043,482	1,894,515
Interest on deposits with banks	16,498	10,824	7,858
Interest on federal funds sold	105,030	122,785	41,547

Total interest income	26,055,787	24,302,732	23,667,092

Interest expense	11,704,900	10,013,456	10,318,581

Net interest income	14,350,887	14,289,276	13,348,511

Provision for loan losses	1,176,000	3,289,706	435,000

Net interest income after provision for loan losses	13,174,887	10,999,570	12,913,511

Other operating income:
Service charges on deposit accounts	716,231	691,899	584,783
Other service charges and fees	677,756	616,811	530,530
Net security gains (losses)	(691,700)	(349,940)	10,113
Trust department income	448,708	304,998	240,418
Gain on sale of credit card loans	822,875	-	-
Other income	391,048	721,452	367,246

Total other operating income	2,364,918	1,985,220	1,733,090

Other operating expenses:
Salaries and employee benefits	5,108,578	5,111,197	4,883,607
Net occupancy	588,858	580,883	604,730
Furniture and equipment	890,429	712,922	601,934
Pennsylvania shares tax	381,829	344,333	306,602
Other expenses	2,519,329	2,544,746	2,143,771

Total other operating expenses	9,489,023	9,294,081	8,540,644

Income before income taxes	6,050,782	3,690,709	6,105,957

Income tax expense	1,419,270	487,104	1,465,071

Net income	$4,631,512	$3,203,605	$4,640,886

Net income per common share	$1.32	$0.90	$1.29

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 1997	$3,600,000	$34,604,120	$240,891	$-	$38,445,011
Comprehensive income:
Net income	-	4,640,886	-	-	4,640,886
Change in unrealized net gains on securities available for sale of $ 1,594,427, net of reclassification adjustment for losses included in net income of $ (6,675)	-	-	1,587,752	-	1,587,752

Total comprehensive income					6,228,638

Stock split in the form of a dividend	3,600,000	(3,600,000)	-	-	-
Cash dividends declared, $ 0.42 per share	-	(1,512,000)	-	-	(1,512,000)

Balance, December 31, 1998	7,200,000	34,133,006	1,828,643	-	43,161,649
Comprehensive income:
Net income	-	3,203,605	-	-	3,203,605
Change in unrealized net losses on securities available for sale of $ (3,867,263), net of reclassifica- tion adjustment for losses included in net income of $ 230,960	-	-	(3,636,303)	-	(3,636,303)

Total comprehensive loss					(432,698)

Cash dividends declared, $ 0.60 per share	-	(2,145,625)	-	-	(2,145,625)
Purchases of treasury stock	-	-	-	(1,179,433)	(1,179,433)

Balance, December 31, 1999	7,200,000	35,190,986	(1,807,660)	(1,179,433)	39,403,893
Comprehensive income:
Net income	-	4,631,512	-	-	4,631,512
Change in unrealized net gains on securities available for sale of $ 2,445,420, net of reclassifica- tion adjustment for losses included in net income of $ 456,522			2,901,942		2,901,942
	-	-		-
Total comprehensive income					7,533,454

Cash dividends declared, $ 0.68 per share	-	(2,383,528)	-	-	(2,383,528)
Purchases of treasury stock	-	-	-	(1,416,902)	(1,416,902)

Balance, December 31, 2000	$7,200,000	$37,438,970	$1,094,282	$(2,596,335)	$43,136,917

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,631,512	$3,203,605	$4,640,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793,492	717,001	604,772
Provision for loan losses	1,176,000	3,289,706	435,000
Net amortization (accretion) of securities and loan fees	(297,449)	77,801	202,283
Net security (gains) losses	691,700	349,940	(10,113)
Gain on sale of credit card loans	(822,875)	-	-
Deferred tax expense (benefit)	(78,687)	(118,693)	17,176
Change in assets and liabilities:
(Increase) decrease in:
Accrued interest receivable	116,154	152,984	234,255
Other assets	(108,064)	(403,630)	(185,021)
Increase (decrease) in:
Interest payable	(130,519)	316,569	52,939
Income taxes payable	-	(3,307)	23,409
Income taxes receivable	869,947	(963,219)	-
Other liabilities	(274,339)	(69,128)	(130,976)
Net cash provided by operating activities	6,566,872	6,549,629	5,884,610

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in deposits with other banks	274,645	(490,846)	63,002
(Increase) decrease in federal funds sold	5,750,000	(5,750,000)	-
Purchases of securities available for sale	(58,047,132)	(69,437,582)	(25,334,138)
Purchases of securities held to maturity	-	-	(1,966,778)
Maturities, calls and principal repayments of securities available for sale	15,524,813	28,192,935	7,654,065
Proceeds from sales of securities available for sale	66,509,684	29,625,903	8,996,484
Maturities and calls of securities held to maturity	-	-	12,175,000
Net increase in loans	(8,946,824)	(16,084,250)	(9,069,590)
Proceeds from sale of credit card loans	6,323,491	-	-
Purchases of premises and equipment	(516,175)	(993,959)	(641,482)
Net cash provided by (used in) investing activities	26,872,502	(34,937,799)	(8,123,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,336,033)	6,486,882	5,770,764
Net increase (decrease) in short-term borrowings	(7,425,000)	11,225,000	(14,075,000)
Proceeds from issuance of long-term borrowings	-	15,000,000	10,000,000
Repayments of long-term borrowings	(15,000,000)	-	-
Dividends paid	(2,383,528)	(2,145,625)	(1,512,000)
Purchase of treasury stock	(1,416,902)	(1,179,433)	-

Net cash provided by (used in) financing activities	(32,561,463)	29,386,824	183,764

Increase (decrease) in cash and cash equivalents	877,911	998,654	(2,055,063)

Cash and cash equivalents:
Beginning	8,654,617	7,655,963	9,711,026

Ending	$9,532,528	$8,654,617	$7,655,963

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31,	2000	1999	1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,835,419	$9,696,887	$10,265,642

Income taxes	$1,442,900	$1,598,200	$1,423,900

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1

SIGNIFICANT ACCOUNTING POLICIES

General:

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the corporation) and its wholly-owned subsidiaries, Commercial National Bank of Pennsylvania (the bank) and Commercial National Investment Corporation. All material intercompany transactions have been eliminated.

The bank operates under a national bank charter and provides full banking services. The corporation is subject to regulation by the Federal Reserve Board and the bank is subject to regulation by the Office of the Comptroller of the Currency. The bank's primary business consists of taking deposits and granting loans to customers who generally do business in the area of Westmoreland County, Pennsylvania.

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements and related financial data of the corporation and its subsidiaries contained in this report. Such policies conform to generally accepted accounting principles (GAAP) and to general practice within the banking industry. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the reporting period. Actual results could differ from those estimates.

Certain items of the consolidated financial statements for the years ended December 31, 1999 and 1998 have been reclassified to conform with the December 31, 2000 presentation. None of these reclassifications affected net income.

Securities:

Debt securities that the corporation has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost. Debt and equity securities not classified as held to maturity securities are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Premiums and discounts are recognized as interest income using the interest method over the terms of the securities.

Net gain or loss on the sale of securities is determined using the specific identification method.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1

36177: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans:

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The corporation is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan fees:

Loan origination and commitment fees, net of associated direct costs, are deferred and the net amount is amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans or commitments.

Other real estate owned :

Foreclosed real estate is composed of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosure when the bank has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses form operations and changes in the valuation allowance are included in other expenses.

Allowance for loan losses:

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1

36461: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for loan losses (continued):

A loan is considered impaired when, based on current information and events, it is probable that the association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment:

Premises and equipment are carried at cost less accumulated depreciation and amortization. For financial statement reporting and income tax purposes, depreciation is computed both on straight-line and accelerated methods over the estimated useful life of the premises and equipment. Charges for maintenance and repairs are expensed as incurred. Amortization is charged over the term of the respective lease or the estimated useful life of the asset, whichever is shorter.

Advertising costs:

The corporation follows the policy of charging the costs of advertising expense as incurred. Total advertising expense for the years ended December 31, 2000, 1999 and 1998 was $72,000, $115,000 and $122,000, respectively.

Income taxes:

Certain income and expense items are accounted for in different years for financial reporting purposes than for income tax purposes. Deferred taxes are provided to recognize these temporary differences. The principal items involved are investment securities, employee benefit plans, provision for loan losses, net deferred loan fees and costs and depreciation. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Income tax expense is not proportionate to earnings before taxes, principally because a portion of revenues from obligations of states and political subdivisions are nontaxable.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

36745: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share:

Earnings per share have been calculated on the weighted average number of shares outstanding of 3,511,603 in 2000, 3,578,894 shares in 1999 and 3,600,000 shares in 1998. The weighted average number of shares outstanding has been adjusted for the effect of a two-for-one stock split effected in the form of a stock dividend for 1998.

The corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

Treasury stock:

The acquisition of treasury stock is recorded under the cost method. At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to additional paid-in capital.

Cash and cash equivalents:

For purposes of reporting cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption, "Cash and due from banks on demand".

New accounting standards:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities. This statement and its amendments establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The corporation is required to adopt the statement on January 1, 2001. The adoption of the statement did not have a significant impact on the financial condition or results of operations of the corporation.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

37023: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting standards (continued):

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement is not expected to have a significant impact on the corporation.

37109: CASH AND DUE FROM BANKS ON DEMAND

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.) and non-personal time deposits (deposits with original maturities of 14 days or more). Reserves are maintained in the form of vault cash or a non-interest bearing balance held with the Federal Reserve Bank. The bank also maintains deposits with the Federal Reserve Bank and other banks for various services such as check clearing. The average required reserve at December 31, 2000 and 1999 was approximately $ 3,370,000 and $ 2,549,000, respectively.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

37281: SECURITIES

The amortized cost and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
December 31, 2000:
Obligations of U.S. Government agencies	$12,953,725	$224,102	$-	$13,177,827
Obligations of states and political subdivisions	18,450,654	394,969	(101,601)	18,744,022
Mortgage-backed securities	68,271,470	1,392,757	(252,224)	69,412,003
Other securities	3,369,612	-	-	3,369,612

	$103,045,461	$2,011,828	$(353,825)	$104,703,464

December 31, 1999:
U.S. Treasury securities	$3,002,818	$5,312	$-	$3,008,130
Obligations of U.S. Government agencies	14,497,290	6,120	(60,218)	14,443,192
Obligations of states and political subdivisions	51,542,799	371,814	(903,809)	51,010,804
Mortgage-backed securities	55,067,520	-	(2,158,098)	52,909,422
Other securities	3,371,638	-	-	3,371,638

	$127,482,065	$383,246	$(3,122,125)	$124,743,186

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES (CONTINUED)

The amortized cost and fair values of securities at December 31, 2000 by contractual maturity, are shown below. Mortgage-backed security maturities are based upon their estimated contractual maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$-	$-
Due after one year through five years	22,697,365	22,949,200
Due after five years through ten years	54,704,507	55,177,634
Due after ten years	22,273,977	23,207,018
Equity securities	3,369,612	3,369,612

	$103,045,461	$104,703,464

Securities with amortized cost and fair values of $33,896,711 and $33,919,513, respectively, at December 31, 2000 and $62,760,127 and $60,739,684, respectively, at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains of $400,475, $243,708 and $17,915 and gross losses of $1,092,175, $593,648 and $7,802 were realized on those sales and calls during 2000, 1999 and 1998, respectively.

Equity securities consist of restricted investments of Federal Reserve Bank stock, Federal Home Loan Bank stock and an investment in Commercial National Insurance Services.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS

Loans at December 31, 2000 and 1999 are summarized as follows :

	2000	1999

Commercial loans	$25,802,529	$23,069,385
Real estate loans:
Commercial	66,051,811	59,386,543
Construction	2,380,737	4,275,988
Other	100,347,143	99,769,594
Installment loans	3,433,993	4,396,065
Municipal loans	7,114,306	4,290,289
Other loans	2,891,746	9,771,934

	$208,022,265	$204,959,798

The corporation's loan portfolio is collateralized with assets located within Western Pennsylvania. Although the corporation has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions.

During 2000, the corporation sold its credit card loan portfolio which had a principal balance of $ 6.3 million. The gain recognized on this sale was $ 822,875, which is included in other income.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

	2000	1999	1998

Balance, January 1	$1,919,453	$1,914,174	$1,882,251
Loss charged against the allowance	(395,276)	(3,308,023)	(412,867)
Recoveries on previously charged-off loans	36,535	23,596	9,790
Provision charged to operating expense	1,176,000	3,289,706	435,000

Balance, December 31	$2,736,712	$1,919,453	$1,914,174

At December 31, 2000 and 1999, the recorded investment in loans considered to be impaired was $ 13,195,222 and $ 3,900,080, respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $ 14,569,050, $ 6,697,653 and $ 4,545,916, respectively. Impaired loan, with balances of $3,656,173 and #288,242 at December 31, 2000 and 1999, had related allowance for loan losses of $1,601,651 and $95,181, respectively. Interest income on impaired loans of $1,302,588, $ 624,414 and $ 331,642 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amount of those instruments reflect the extent of involvement the corporation has in particular classes of financial instruments. The corporation does not issue any other instruments with significant off-balance-sheet risk.

The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, financial standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the contract or notional amount of those instruments:

	2000	1999

Financial instruments whose contracts amounts represent credit risk:
Commitments to extend credit	$35,543,427	$65,792,354
Standby letters of credit	1,400,131	1,787,191
Financial standby letters of credit	3,462,355	4,154,814

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the corporation upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit, financial standby letters of credit and commercial letters of credit written are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMISES AND EQUIPMENT

The depreciation and amortization on premises and equipment charged to operating expense amounted to $ 793,492 and $ 717,001 in 2000 and 1999, respectively.

The composition of premises and equipment at December 31, 2000 and 1999 is as follows:

	2000	1999

Premises	$6,261,195	$6,119,503
Leasehold improvements	214,866	214,866
Furniture and equipment	4,892,068	6,419,244
	11,368,129	12,753,613
Less accumulated depreciation and amortization	6,167,223	7,275,390
	5,200,906	5,478,223
Land	826,231	826,231

	$6,027,137	$6,304,454

INTEREST BEARING DEPOSITS

Interest bearing deposits include certificates of deposit issued in denominations of $ 100,000 or more which amounted to $ 34,075,448 and $ 37,315,340 at December 31, 2000 and 1999, respectively. Interest expense related to certificates of $ 100,000 or greater was $ 3,236,224, $ 1,870,326 and $ 1,587,148 for the years ended December 31, 2000, 1999 and 1998, respectively.

Interest bearing deposits at December 31, 2000 and 1999 are detailed as follows:

	2000	1999

Savings accounts	$44,156,613	$45,991,977
NOW accounts	13,044,025	13,056,700
Money market NOW accounts	8,200,474	9,235,891
FIMM accounts	37,727,396	46,098,370
Time deposits	114,454,921	117,029,467

	$217,583,429	$231,412,405

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

44243: INTEREST BEARING DEPOSITS (CONTINUED)

Included in time deposits at December 31, 2000 were certificates of deposit with the following scheduled maturities:

2001	$84,367,094
2002	14,865,890
2003	7,258,582
2004	2,213,085
2005 and thereafter	5,750,270

$114,454,921

44719: SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 and 1999 were as follows:

	Ending Balance	Average Balance	Average Rate

December 31, 2000:
Federal funds purchased	$2,575,000	$1,836,270	6.54%
Borrowings from Federal Home Loan Bank	5,000,000	6,666,667	5.38

	$7,575,000	$8,502,937	5.63%

Maximum total at any month-end	$25,875,000

December 31, 1999:
Federal funds purchased	$-	$2,168,767	5.37%
Borrowings from Federal Home Loan Bank	15,000,000	6,412,260	5.53

	$15,000,000	$8,581,027	5.49%

Maximum total at any month-end	$25,000,000

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHORT-TERM BORROWINGS (CONTINUED)

At December 31, 1999, the corporation had an approved but unused line of credit with the Federal Home Loan Bank of $ 10,000,000.

Interest expense on short-term borrowings for the years ended December 31, 2000, 1999 and 1998 is detailed as follows:

	2000	1999	1998

Federal funds purchased	$120,149	$116,389	$134,332
Federal Reserve Discount Window	-	477	-
Borrowings from Federal Home Loan Bank	358,528	354,846	493,784

Total interest on short-term borrowings	$478,677	$471,712	$628,116

LONG-TERM BORROWINGS

Long-term borrowings consist of Federal Home Loan Bank (FHLB) Advances which are collateralized by certain mortgages and investment securities. The bank is required to maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount of either 1% of mortgage related assets as calculated at December 31 of each year.

Advances from the FHLB at December 31, 2000 and 1999 consist of the following:

	2000		1999
Stated Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

January 2001			$5,000,000	5.70%
December 2002	-		5,000,000	6.93
December 2004	-		5,000,000	7.00
November 2005	5,000,000	4.82	5,000,000	4.82
March 2009	5,000,000	5.52	5,000,000	5.52

	$10,000,000	5.17%	$25,000,000	5.43 $

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM BORROWINGS (CONTINUED)

Of the outstanding advances, $ 10,000,000 are convertible rate notes which carry an option, at the interest rate change date, to repay the advance without incurring a prepayment penalty.

Advances from the FHLB of Pittsburgh are secured by the bank's stock in the FHLB of Pittsburgh, qualifying residential mortgage loans, U.S. Government securities, U.S. agency securities and mortgage-backed securities issued or guaranteed by GNMA, FHLMC and FNMA to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at December 31, 2000 is $ 163,000,000.

EMPLOYEE BENEFIT PLANS

The corporation sponsors an employee profit sharing plan available to all employees with at least one year of service. The corporation contributes to the plan, as determined by the Board of Directors, in an amount not to exceed 15% of compensation of eligible participants. The corporation also has a supplemental retirement plan for certain employees. The expense for the employee benefit plans was $ 605,651, $ 580,000 and $ 506,572, for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPREHENSIVE INCOME

Comprehensive income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the years ended December 3, 2000, 1999 and 1998 are as follows:

	2000	1999	1998

Gross change in unrealized gain (loss) on securities available for sale	$3,705,181	$(5,859,489)	$2,415,797
Less reclassification adjustment for (gains) losses realized in income	691,700	349,940	(10,113)
Net unrealized gains (losses)	4,396,881	(5,509,549)	2,405,684
Tax effect	1,494,939	(1,873,246)	817,932
Net of tax amount	$2,901,942	$(3,636,303)	$1,587,752

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The components of the net deferred tax assets at December 31, 2000 and 1999 are as follows:

	2000	1999

Unrealized net losses on securities available for sale	$-	$931,218
Allowance for loan losses	771,677	663,680
Accrued benefits	135,067	138,433
Deferred loan fees	22,262	40,957
Premises and equipment	-	405

Total deferred tax assets	929,006	1,774,693

Securities accretion	69,221	62,377
Unrealized net gains on securities available for sale	563,721	-

Total deferred tax liabilities	632,942	62,377

Net deferred tax asset	$296,064	$1,712,316

The income tax provision is summarized for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000	1999	1998
Current	$ 1,497,957	$605,796	$1,447,894
Deferred	(78,687)	(118,692)	17,177
	$1,419,270	$ 487,104	$ 1,465,071

The total tax provision or credit for financial reporting purposes differs from the amount computed by applying statutory rates to income before income taxes. The differences for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998

Tax at statutory rates	$2,057,262	$1,254,841	$2,076,611
Increase (decrease) resulting from:
Non-taxable interest and dividend income	(709,589)	(759,541)	(700,181)
Non-deductible interest expense	92,376	90,021	89,263
Life insurance	(26,964)	(105,819)	(7,458)
Other	6,185	7,602	6,836

	$1,419,270	$487,104	$1,465,071

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK SPLIT

On November 17, 1998, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend to shareholders of record as of December 15, 1998. The stock split in the form of a stock dividend has been given retroactive effect and per share data for the prior period presented has been restated.

15

FAIR VALUE OF FINANCIAL INSTRUMENTS

Below are various estimated fair values at December 31, 2000 and 1999, as required by Statement of Financial Accounting Standards No. 107 (FAS 107). Such information, which pertains to the corporation's financial instruments, is based on the requirements set forth in FAS 107 and does not purport to represent the aggregate net fair value of the corporation. It is the corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the corporation had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and the methodologies in absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

The following methods and assumptions were used by the corporation in estimating financial instrument fair values:

Cash and short term investments:

The carrying amounts for cash and short-term investments approximate the estimated fair values of such assets.

Securities:

Fair values for securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED )

Loans receivable:

Fair values of variable rate loans subject to frequent repricing and which entail no significant credit risk are based on the carrying values. The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest is considered a reasonable estimate of fair value.

Deposit liabilities:

For deposits which are payable on demand at the reporting date, representing all deposits other than time deposits, management estimated that the carrying value of such deposits is a reasonable estimate of fair value. The carrying amounts of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date. Fair values of fixed rate time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregate expected maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings:

The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Accrued interest receivable and payable:

The carrying amount of accrued interest receivable and payable is considered a reasonable estimate of fair value.

Long-term borrowings:

Fair values of fixed rate borrowings are estimated by discounting the future cash flows using the corporation's estimated incremental borrowing rate for similar types of borrowing arrangements

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

52065: FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED )

Off-balance-sheet instruments :

Many of the corporation's off-balance-sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon, therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of such cash flows, fair values were not estimated for these instruments

December 31, 2000

			December 31, 1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$9,816,664	$9,816,664	$14,963,398	$14,963,398
Securities available for sale	104,703,464	104,703,464	124,743,186	124,743,186
Loans, net of allowance	205,220,077	201,249,728	202,919,882	203,460,163
Accrued interest receivable	1,941,771	1,941,771	2,057,925	2,057,925

Financial liabilities:
Deposits	266,611,370	267,491,524	272,947,403	273,642,038
Short-term borrowings	7,575,000	7,575,000	15,000,000	15,000,000
Accrued interest payable	1,473,521	1,473,521	1,604,041	1,604,041
Long-term borrowings	10,000,000	9,624,100	25,000,000	24,581,867

Off-balance sheet financial instruments	-	-	-	-

16

RELATED PARTY TRANSACTIONS

Some of the corporation's or the bank's directors, principal officers, principal stockholders and their related interests had transactions with the bank in the ordinary course of business during 2000. All loans and commitments to loans in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than normal risk of collectibility or present other unfavorable features. It is anticipated that further such extensions of credit will be made in the future. The aggregate amount of credit extended to these directors and principal officers was approximately $ 3,439,165 and $ 7,218,856 at December 31, 2000 and 1999, respectively.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS (CONTINUED)

The following is an analysis of loans to those parties whose loan balances exceeded $ 60,000 for the year ended December 31, 2000:

Balance, January 1	$3,634,540
Advances	3,649,505
Repayments	(5,381,939)

Balance, December 31	$1,902,106

During 2000, the corporation had loan advances to certain directors which, when aggregated with loans existing prior to January 1, 2000, caused their aggregate loan balances to exceed $ 60,000. Therefore, the balance at January 1, 2000 was adjusted to reflect these directors' loan additions.

17

CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The corporation and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the corporation and the bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the corporation and the bank meet all capital adequacy requirements to which they are subject.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

54447: CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (CONTINUED)

As of December 31, 2000, the most recent notification from the regulatory agencies categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed those categories.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2000:
Total capital (to risk weighted assets):
Commercial National Financial Corp.	$44,507,063	22.6%	$3 15,750,559	3 8.0
Commercial National Bank	44,502,326	22.6	3 15,746,792	3 8.0%	$3 19,683,490	3 10.0%
Tier I capital (to risk weighted assets):
Commercial National Financial Corp.	42,042,635	21.4	3 7,875,279	3 4.0
Commercial National Bank	42,038,479	21.4	3 7,873,396	3 4.0	3 11,810,094	3 6.0
Tier I capital (to average assets):
Commercial National Financial Corp.	42,042,635	12.5	3 13,486,633	3 4.0
Commercial National Bank	42,038,479	12.5	3 13,486,088	3 4.0	3 16,857,610	3 5.0

As of December 31, 1999:
Total capital (to risk weighted assets)
Commercial National Financial Corp.	$43,131,006	20.8%	$3 16,592,553	3 8.0
Commercial National Bank	43,150,074	20.8	3 16,591,455	3 8.0%	$3 20,739,319	3 10.0%
Tier I capital (to risk weighted assets)
Commercial National Financial Corp.	41,211,553	19.9	3 8,296,276	3 4.0
Commercial National Bank	41,230,621	19.9	3 8,295,727	3 4.0	3 12,443,591	3 6.0
Tier I capital (to average assets)
Commercial National Financial Corp.	41,211,553	11.8	3 14,006,993	3 4.0
Commercial National Bank	41,230,621	11.8	3 13,925,709	3 4.0	3 17,407,136	3 5.0

The amount of funds available to a parent from its subsidiary bank is limited for all national banks by restrictions imposed by the Comptroller of the Currency. Dividends from the bank were restricted to a maximum of $ 3,850,000 at December 31, 2000. These restrictions have not had, and are not expected to have, a significant impact on the corporation's ability to meet its cash obligations.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18

CONDENSED FINANCIAL INFORMATION OF COMMERCIAL NATIONAL FINANCIAL

CORPORATION (PARENT ONLY)

BALANCE SHEETS

December 31,	2000	1999

ASSETS

Cash	$1,910	$4,620
Investment in subsidiary, Commercial National Bank of Pennsylvania	43,132,761	39,422,961
Investment in subsidiary, Commercial National Insurance Services	13,634	15,758
Other Assets	3,092	-

	$43,151,397	$39,443,339

LIABILITY AND STOCKHOLDERS' EQUITY

Liability, accounts payable	$14,481	$39,446
Stockholders' equity	43,136,916	39,403,893

	$43,151,917	$39,443,339

STATEMENTS OF INCOME

Years Ended December 31,	2000	1999	1998

Dividends from subsidiary, Commercial National Bank of Pennsylvania	$3,800,430	$3,325,058	$1,512,000
Fees from subsidiary, Commercial National Bank of Pennsylvania	161,500	147,000	70,000
Expenses	123,094	152,245	109,997
	3,838,836	3,319,813	1,472,003
Applicable tax benefit (expense)	(13,059)	1,784	13,014
	3,825,777	3,321,597	1,485,017
Equity in undistributed earnings of subsidiaries	805,735	(117,992)	3,155,869

Net income	$4,631,512	$3,203,605	$4,640,886

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED FINANCIAL INFORMATION OF COMMERCIAL NATIONAL FINANCIAL

CORPORATION (PARENT ONLY) (CONTINUED)

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,631,512	$3,203,605	$4,640,886
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(805,735	117,992	(3,155,869)
(Increase) in other assets	(3,092)	-	-
Increase (decrease) in accounts payable	(24,965)	1,640	(9,100)

Net cash provided by operating activities	3,797,720	3,323,237	1,475,917

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment subsidiary	-	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,383,528)	(2,145,625)	(1,512,000)
Purchase of treasury stock	(1,416,902)	(1,179,433)	-

Net cash used in financing activities	(3,800,430)	(3,325,058)	(1,512,000)

Decrease in cash	(2,710)	(1,821)	(56,083)

Cash:
Beginning	4,620	6,441	62,524

Ending	$1,910	$4,620	$6,441

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

Commercial National Financial Corporation and Subsidiaries

Latrobe, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Commercial National Financial Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Commercial National Financial Corporation for the years ended December 31, 1999 and 1998 were audited by other auditors whose report, dated January 28, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial National Financial Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania

January 28 2001

(logo)

Beard Miller

Company LLP

Certified Public Accountants and Consultants

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

The management of Commercial National Financial Corporation and its subsidiaries, Commercial National Bank of Pennsylvania and Commercial National Investment Corporation, is responsible for the preparation, content and integrity of the financial statements contained in this annual report and all other information in the other sections of the annual report, including amounts that must necessarily be based on management's judgements and estimates. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in the annual report is consistent with those financial statements. In meeting its responsibility for the reliability of the financial statements, management depends upon the corporation's accounting system and related internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is augmented by written policies and procedures and by examinations performed by our internal audit staff which reports to the Board of Directors through the Board's Audit Committee.

The appointment of the independent certified public accountants for the corporation and its subsidiaries is recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders of the corporation. The Audit Committee, composed solely of outside directors, meets on a scheduled basis with the internal auditors and, as requested with the independent auditors to discuss and review the scope and findings of their respective audits. The independent auditors and the internal auditors each have full access to the Audit Committee, without management present, to discuss internal acc ounting control, accounting, auditing and financial reporting matters.

Quarterly Summary of Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2000 and December 31, 1999 are as follows:

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$6,536,808	$6,505,292	$6,756,149	$6,437,538
Interest expense	2,774,878	2,869,095	3,081,376	2,979,551
Net interest income	3,581,930	3,636,197	3,674,773	3,457,987
Provision for loan losses	165,000	465,000	510,000	36,000

Net interest income after
Provision for loan losses	3,416,930	3,171,197	3,164,773	3,421,987

Other income (including security
Transactions)	507,090	525,978	577,761	754,089

Other expenses	2,397,809	2,351,330	2,387,386	2,352,498

Income before taxes	1,526,211	1,345,845	1,355,148	1,823,578
Applicable income taxes	304,700	308,500	345,900	460,170
Net income	$1,221,511	$1,037,345	$1,009,248	$1,363,408
Earnings per share	$ .35	$ .29	$ .29	$ .39

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$5,956,183	$5,975,508	$6,123,967	$6,247,074
Interest expense	2,409,985	2,411,734	2,497,350	2,694,387
Net interest income	3,546,198	3,563,774	3,626,617	3,552,687
Provision for loan losses	120,000	120,000	165,000	2,884,706

Net interest income after
Provision for loan losses	3,426,198	3,443,774	3,461,617	667,981

Other income (including security
Transactions)	539,806	490,705	528,743	425,966

Other expenses	2,271,739	2,268,946	2,306,697	2,446,699

Income before taxes	1,694,265	1,665,533	1,683,663	(1,352,752)
Applicable income taxes	407,800	406,100	420,500	(747,296)
Net income	$1,286,465	$1,259,433	$1,263,163	$ (605,456)
Earnings per share	$ .36	$ .35	$ .35	$ ( .16)

Common Stock Information

The following table sets forth the high and low sales prices for the common stock, as reported on The Nasdaq Stock Market, Inc. and the cash dividends declared per share on the common stock for the periods indicated.

			Cash Dividend
2000

High

Low

Per Share

First Quarter	$18.50	$13.50	$.17
Second Quarter	19.75	13.63	.17
Third Quarter	18.50	13.25	.17
Fourth Quarter	18.25	14.63	.17

1999
First Quarter	$21.50	$19.50	$.13
Second Quarter	20.00	17.88	.15
Third Quarter	19.25	17.00	.15
Fourth Quarter	21.25	15.38	.17

Commercial National Financial Corporation stock is traded in the over-the-counter market on The Nasdaq Stock Market, Inc. under the trading symbol "CNAF" with an additional descriptive listing of "CmclNat."

Selected Financial Data

The following financial information is not covered by the auditor's report and must be read in conjunction with the consolidated financial statements and related notes along with management's discussion and analysis of financial condition and results of operations.

Years Ended December 31

	2000	1999	1998	1997	1996
Interest income
Interest & fees on loans	$17,513,408	$ 16,693,455	$ 16,755,493	$ 15,312,410	$ 13,549,080
Interest & dividends on
securities	8,420,851	7,475,668	6,862,194	6,521,952	6,305,557
Interest on money market
investments	121,528	133,609	49,405	47,530	92,930

Total interest income	26,055,787	24,302,732	23,667,092	21,881,892	19,947,567

Interest expense-deposits	9,336,596	8,749,173	9,537,002	9,388,643	8,394,110
Interest expense-short-term borrowings	528,580	471,711	493,784	288,495	51,016
Interest expense-long-term borrowings	1,839,724	792,572	287,795	-	-

Total interest expense	11,704,900	10,013,456	10,318,581	9,677,138	8,445,126

Net interest income	14,350,887	14,289,276	13,348,511	12,204,754	11,502,441
Provision for loan losses	1,176,000	3,289,706	435,000	270,000	105,000

Net interest income after
provision for loan losses	13,174,887	10,999,570	12,913,511	11,934,754	11,397,441

Other operating income	2,364,918	1,985,220	1,733,090	1,489,069	1,256,190
Other operating expenses	9,489,023	9,294,081	8,540,644	8,063,437	7,644,576

Income before taxes	6,050,782	3,690,709	6,105,957	5,360,386	5,009,055
Applicable income taxes	1,419,270	487,104	1,465,071	1,273,777	1,252,589

Net income	$ 4,631,512	$ 3,203,605	$ 4,640,886	$ 4,086,609	$ 3,756,466

Per share data
Net income	$ 1.32	$ .90	$ 1.29	$ 1.14	$ 1.04
Dividends declared	$ .68	$ .60	$ .42	$ .35	$ .31
Average shares outstanding (a)	3,511,603	3,578,894	3,600,000	3,600,000	3,600,000

At end of period
Total assets	$329,865,123	$355,297,990	$326,379,353	$319,741,956	$278,110,524
Securities	104,783,464	124,743,186	119,090,980	118,382,089	102,355,972
Loans and leases, net of
unearned income	207,956,789	204,839,335	192,115,160	183,481,157	159,935,523
Allowance for loan losses	2,736,712	1,919,453	1,914,174	1,882,251	2,035,818
Deposits	266,611,370	272,947,403	266,460,521	260,689,757	238,808,071
Shareholders' equity	43,136,917	39,403,893	43,161,649	38,445,011	35,388,254

Key ratios
Return on average assets	1.32%	.95%	1.46%	1.39%	1.39%
Return on average equity	11.21	7.50	11.47	11.14	11.02
Net loans-to-deposit ratio	78.00	74.34	71.38	69.66	66.12
Dividend payout ratio (dividends
declared divided by net income)	51.46	66.98	32.58	30.83	29.87
Equity-to-assets ratio (average equity
divided by average total assets)	11.82	12.68	12.72	12.47	12.64

(a) Retroactively adjusted for a two-for-one stock split in the form of a dividend declared in November 1998.

Management's Discussion and Analysis

of

Financial Condition and Results of Operations

Introduction

The purpose of this discussion and the accompanying financial data is to provide aid in understanding and evaluating the financial condition and results of operations of Commercial National Financial Corporation (the corporation) for the years ending on December 31, 2000, 1999 and 1998. This information should be read in conjunction with the consolidated financial statements and related footnotes for the years under review.

In November 1998, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend to shareholders of record as of December 15, 1998. All per share data has been restated to allow meaningful comparison with prior periods.

All material intercompany transactions have been eliminated in consolidation.

Results of Operations

Net income for 2000 was $4,631,512, compared to $3,203,605 in 1999 and $4,640,886 in 1998. Earnings per share were $1.32 in 2000 compared to 1999's earnings of $.90 and $1.29 in 1998. The significant difference in net income and earnings per share resulted from the charge of $2,619,706 taken when a single commercial customer defaulted on borrowings. The after-tax effect of the loss decreased 1999 income by $1,729,006.

Return on average assets was 1.32% in 2000, .95% in 1999 and 1.46% in 1998. For the same years return on average equity was 11.21%, 7.50% and 11.47%, respectively. Return on average assets and return on average equity for 1999 were adversely affected by the previously described charge-off.

Net Interest Income

The largest segment of earnings is represented by net interest income which is calculated by deducting the interest paid on interest-bearing liabilities from the interest received on interest-earning assets. In 2000, net interest income was $14,350,887 compared to $14,289,276 in 1999 and $13,348,511 in 1998. The return on earning assets, calculated on a tax-equivalent basis, equaled 8.08% in 2000 compared to 7.94% in 1999 and 8.20% in 1998. The cost-of- funds rate was 4.47% in 2000, 4.00% in 1999 and 4.35% in 1998. The increase in 2000 was due to rising rates that were associated with an overheating economy through most of the year. The tax-equivalent net interest margin was 4.60% in 2000, 4.82% in 1999 and 4.78% in 1998. Higher cost of funding in a rising rate environment coupled with the loss of ongoing interest income from the credit card loan portfolio sale were the major contributing factors to a lower net interest margin in 2000.

Average earning assets grew $15,195,803 in 2000, $18,875,552 in 1999 and $20,956,507 in 1998. Loan growth in the first half of the year offset the sale of the credit card portfolio and contributed heavily towards the increase in average earning assets over 1999.

Average interest-bearing liabilities increased $11,740,155 in 2000, $13,088,953 in 1999 and $15,869,057 in 1998. Funding needed to support loan growth in 2000 was primarily led by average increases in long-term debt from the Federal Home Loan Bank and time deposits.

C OMMERCIAL NATIONAL FINANCIAL CORPORATION

Financial Comparisons
Consolidated Average Balance Sheet, Interest Income/Expense and Rates

2000	1999	1998

	Average	Interest	Yield or	Average	Interest	Yield or	Average	Interest	Yield or
	Balance	Income/	Rate (a)	Balance	Income/	Rate (a)	Balance	Income/	Rate (a)
		Expense			Expense			Expense
Interest-earning Assets
Loans (b)(c) net of unearned income	$207,343,068	$17,513,408	8.59%	$194,664,755	$16,693,455	8.58%	$186,418,665	$16,755,493	9.03%
Taxable securities	96,284,706	6,916,752	7.18	82,519,029	5,432,186	6.58	77,380,692	4,967,679	6.42
Non-taxable securities	29,970,497	1,504,099	7.60	40,568,028	2,043,482	7.63	36,888,885	1,894,515	7.78
Interest-bearing deposits with banks	233,496	16,498	7.07	136,426	10,824	7.93	108,280	7,858	7.26
Federal funds sold	1,795,014	105,030	5.85	2,542,740	122,785	4.83	758,904	41,547	5.47
Total earning assets	335,626,781	26,055,787	8.08	320,430,978	24,302,732	7.94	301,555,426	23,667,092	8.20

Non-interest-earning Assets
Cash	7,481,338			7,826,298			7,027,443
Allowance for loan losses	(2,283,390)			(1,909,438)			(1,876,326)
Other assets	8,798,388			10,460,125			11,117,942
Total non-interest-earning assets	13,996,336			16,376,985			16,269,059

Total assets	$349,623,117			$336,807,963			$317,824,485

Liabilities and Shareholders' Equity
Interest-bearing Deposits
NOW accounts	$20,552,997	139,885.68		$21,376,716	154,154.72		$20,709,992	350,081	1.69
Money Market accounts	43,301,728	1,527,244	3.53	43,545,503	1,528,089	3.51	41,921,741	1,630,147	3.89
Savings deposits	45,405,821	1,153,342	2.54	46,836,966	1,180,938	2.52	45,672,055	1,337,385	2.93
Time deposits	118,235,702	6,516,125	5.51	115,189,889	5,885,992	5.11	112,647,588	6,085,057	5.40
Short-term borrowings	8,113,319	528,580	6.51	8,588,090	471,711	5.49	10,976,287	628,116	5.72
Long-term borrowings	26,270,492	1,839,724	7.00	14,602,740	792,572	5.43	5,123,288	287,795	5.62

Total interest-bearing liabilities	261,880,059	11,704,900	4.47	250,139,904	10,013,456	4.00	237,050,951	10,318,581	4.35

Non-interest-bearing deposits	45,127,383			41,744,536			37,565,870
Other liabilities	1,297,731			2,227,436			2,756,896
Shareholders' equity	41,317,944			42,696,087			40,450,768
Total non-interest-bearing
funding sources	87,743,058			86,668,059			80,773,534

Total liabilities and
shareholders' equity	$349,623,117			$336,807,963			$317,824,485

Net Interest Income and Net Yield
on Interest Earning Assets		$14,350,887	4.60%		$14,289,276	4.82%		$13,348,511	4.78%

(a) Yields on interest earning assets have been computed on a tax-equivalent basis using the

34% federal income tax statutory rate.

(b) Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest earning assets.

(c) Loan income includes net loan fees.

The following table illustrates the impact a The following table illustrates the impact and interaction of rate and volume changes for the years under review:

Analysis of Year-to-Year Changes in Net Interest Income

	2000 Change from 1999			1999 Change from 1998
	Total	Change Due	Change Due	Total	Change Due	Change Due
	Change	To Volume	to Rate	Change	to Volume	To Rate to Volume to Rate

Interest-earning assets
Loans net of unearned income	$ 819,953	$1,087,227	$(267,274)	$(62,038)	$741,166	$(803,204)
Securities
Taxable	1,484,566	906,187	578,379	464,507	347,035	117,472
Non-taxable	(539,383)	(533,816)	(5,567)	148,967	171,786	(22,819)
Interest-bearing deposits with banks	5,674	7,702	(2,028)	2,966	2,043	923
Federal funds sold	(17,755)	(36,107)	18,352	81,238	97,658	(16,420)

Total interest income	1,753,055	1,431,193	321,862	635,640	1,359,688	(724,048)

Interest-bearing liabilities
Deposits	587,423	21,094	566,329	(787,829)	120,902	(908,731)
Short-term borrowings	56,869	(26,077)	82,946	(22,073)	(2,332)	(19,741)
Long-term borrowings	1,047,152	633,273	413,879	504,777	532,498	(27,721)

Total interest expense	1,691,444	628,290	1,063,154	(305,125)	651,068	(956,193)

Net interest income	$ 61,611	$802,903	$(741,292)	$940,765	$708,620	$232,145

Included in interest income are loan fees of $329,339 in 2000, $211,752 in 1999 and $305,826 in 1998.

The provision for loan losses is the amount added to the allowance against which actual loan losses are charged. The amount of the provision is determined by an analysis of the loan portfolio's size, quality and risk potential as compared to the size of the allowance itself. The amount of the provision was $1,176,000 in 2000, $3,289,706 in 1999 and $435,000 in 1998. During 2000, the corporation implemented and completed additional enhancements of loan review and allowance for loan losses adequacy. The allowance increased by approximately $800,000 over 1999 while total loans increased only $440,000. For each of the same years the net charge-off against the allowance for loan losses was $358,741, $3,284,427 and $403,077, respectively. On December 31, 2000 the allowance for loan losses equaled 1.32% of total loans compared to .94% at the end of 1999 and 1.00% at the end of 1998. Loans that were past due 90 days or more, or were on non-accrual equaled .39% of total loans on December 31, 2000, 0.58% on December 31, 1999 and 0.22% on December 31, 1998. The corporation's policy is to place loans on a non-accrual basis when they become 90 days past due provided that the loan is well collateralized and gives evidence of a reasonable likelihood for full collection. During the review of the loan portfolio, management did not note any trends such as industry uncertainties that raise concerns regarding future adverse impact on operating results, liquidity or capital resources.

Other Operating Income and Expense

Total other operating income for 2000 of $2,364,918 increased by $379,698 from the $1,985,220 earned in 1999. The year was productive for our Asset Management and Trust Division as the unit added new products and services, resulting in the addition of numerous new clients. Those efforts generated asset management and trust income of $448,708, up from last year by $143,710. Service charges on deposit accounts grew $24,332 to $716,231. Other service charges and fees increased by $60,945 to $677,756. Net losses on sold investments amounted to $691,700. To ensure earnings stability in future years, the bank repositioned the investment portfolio to take advantage of higher yields available in the bond market. Other income increased by $492,471 to $1,213,923, including a premium of $822,875 received by the bank for the sale of its credit-card loan portfolio which was utilized to offset securities portfolio restructuring costs. In 1998, total other operating income was $1,733,090.

Total other operating expense in 2000 amounted to $9,489,023, and increase of $194,942 over the $9,294,081 logged in 1999. A commitment by management to control operating expense helped hold the increase to a minimal 2 percent. Accounting for a majority of the increase, $177,507 was expensed for furniture and equipment requiring annual maintenance and upgrades. Personnel expense, accounting for more than 50% of total non-interest expense, actually decreased $2,619. The change is attributed to savings realized by incentive compensation accrual reductions due to the bank not reaching the specified goals required to trigger certain aspects of the incentive performance plan. Net occupancy expense increased by a modest $7,975. Pennsylvania shares tax increased $37,496 over 1999 while other operating expense decreased $25,4172. Total other operating expense in 1998 was $8,540,644.

Income tax expense was $1,419,270 in 2000, $487,104 in 1999 and $1,465,071 in 1998. The effective tax rate was 23.46%, 13.20% and 23.99%, respectively. The reason for 1999's lower effective tax rate was related to the write-off of loans held by one large commercial account.

Liquidity

Liquidity measurements attempt to evaluate the corporation's ability to meet the cash-flow needs of its depositors and borrowers. The primary source of liquidity is deposit growth. Additional liquidity is provided by the maturity of investments in loans and securities and the interest received from those earning assets. Another source of liquidity is represented by the corporation's ability to sell both loans and available- for-sale securities. The bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source for liquidity for long- and short-term funding. Other supplemental external sources have been established for short-term funding.

On December 31, 2000, total deposits were $6,336,033 less than on December 31, 1999. Interest bearing deposits decreased $13,828,976 in 2000 while demand deposits increased $7,492,943. The decrease in interest bearing deposits was attributed to competitive pricing in a rising rate environment and maturities of jumbo certificates of deposit.

The amortized cost of the corporation's securities portfolio was $103,045,461 on December 31, 2000. On that same date, the estimated market value of the entire securities portfolio was $104,703,464 which was higher than amortized cost by $1,658,003 and represented the net of $2,011,828 gross unrealized gains less $353,825 gross unrealized losses.

For December 31, the corporation had available funding of approximately $163,000,000 at the FHLB with an additional $30,000,000 of short-term funding available through federal funds lines of credit.

The following tables present a five-year summary of loan classifications and the maturity distribution of securities on December 31, 2000.

Loans by Classification on December 31,

	2000		1999		1998		1997		1996
Cent Amount Cent Amount Cent Amount Cent Amount Cent

Commercial	$25,802,529	12%	$23,069,385	11%	$20,893,911	11%	$19,052,486	10%	$17,115,404	11%
Real estate - commercial	66,051,811	32	59,386,543	29	52,165,384	27	44,289,723	24	33,437,360	21
Real estate - construction	2,380,737	1	4,275,988	2	2,754,964	1	3,510,809	2	1,924,619	1
Real estate - other	100,347,143	48	99,769,594	49	96,210,304	50	95,570,632	52	86,045,874	54
Consumer - installment	3,433,993	2	4,396,065	2	5,388,246	3	6,219,577	4	6,542,365	4
Municipal	7,114,306	4	4,290,289	2	3,757,563	2	3,340,405	2	3,183,483	2
Other	2,891,746	1	9,771,934	5	11,068,877	6	11,655,453	6	11,799,130	7

Total loans	208,022,265	100%	204,959,798	100%	192,239,249	100%	183,639,085	100%	160,048,235	100%

Unearned income	(65,476)		(120,463)		(124,089)		(157,928)		(112,712)

Total loans, net of
unearned income	$207,956,789		$204,839,335		$192,115,160		$183,481,157		$159,935,523

Maturity Distribution of Securities on December 31, 2000

	U.S. Treasury	State &		Total	Weighted
	& other U.S. Govt.	Political	Other	Amortized	Average
	Agencies & Corp.	Subdivisions (1)	Securities	Cost	Yield

Within 1 year	$ -	$ -	$ -	$ -
After 1 but within 5 years	16,574,358	6,123,007	-	22,697,365	7.11
After 5 but within 10 years	42,376,860	12,327,647	-	54,704,507	7.27
After 10 years	22,273,977	-	-	22,273,977	7.56
No fixed maturity	-	-	3,369,612	3,369,612	8.62

	$81,225,195	$18,450,654	$3,369,612	$103,045,461	7.34%

(1) Yield on tax-exempt obligations has been computed on a fully tax-equivalent basis (using statutory federal income tax rate of 34%)

Interest Sensitivity

One of the desired goals of investment management is to achieve a balance between the need for consistent income growth and the risks inherent in achieving a portion of that income through managed maturity imbalances between interest-earning assets and interest-bearing liabilities. These relationships are generally so complex that exact measurement of the impact of interest rate changes is virtually impossible. However, an indication of an institution's vulnerability to such changes can be roughly gauged through the measurement and analysis of the so-called "gap" or the difference between the dollar volumes of assets and liabilities eligible for repricing within a variety of time periods. When the amount of the assets so defined is greater than the liabilities, the gap is labeled positive and the institution's interest rate spread will widen and earnings will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will show a favorable response in a declining rate environment.

	Interest Sensitivity Analysis (In thousands)

	0-30 Days		31-90 Days	91-180 Days	181-365Days	1-5 Years	Over 5 Years
Interest-earning assets:
Securities	$521		$1,052	$1,601	$3,250	$41,089	$52,163
Federal funds sold &
other deposits with banks	284		-	-	-	-	-
Loans	31,751		3,771	5,405	13,842	85,694	66,958
Total interest-sensitive
Assets	32,556		4,823	7,006	17,092	126,783	119,121

Interest-bearing liabilities:
Certificates of deposit	14,790		21,175	18,767	29,502	24,337	5,750
Other interest-bearing liabilities	-		4,122	4,122	6,009	39,222	49,787
Other-term borrowings	7,575	-	-	-	5,000	5,000	-
Total interest-sensitive
Liabilities	22,365		25,297	22,889	40,511	68,559	55,537

Interest sensitivity gap	$10,191		$(20,474)	$(15,883)	$(23,419)	$58,224	$63,584

Cumulative gap	$10,191		$(10,283)	$(26,166)	$(49,585)	$8,639	$72,223

Ratio of cumulative gap to
earning assets	3.26%		(3.29%)	(8.38%)	(15.87%)	2.77%	23.12%

Credit Review

Maintaining a high quality loan portfolio is of great importance to the corporation. The corporation manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by internal auditors, regulatory authorities and our loan review staff. These reviews include the analysis of credit quality, diversification of industry, compliance to policies and procedures, and an analysis of current economic conditions.

In the management of its credit portfolio, the corporation emphasizes the importance of the collection of loans as well as asset and earnings diversification. The corporation immediately recognizes as a loss, all credits judged to be uncollectible and has established an allowance for loan losses that may exist in the loan portfolio at a point in time, but have not been specifically identified.

For analytical purposes, the following table sets forth an allocation of the allowance for loan losses on December 31, 2000 and December 31, 1999 according to the categories indicated:

Allocation of the Allowance for Loan Losses
(dollar amounts in thousands)
	2000	1999
Commercial, industrial, financial,
agricultural and tax free	$1,895	$397

Residential mortgages	194	65

Loans to individuals	235	1,069

Off-balance sheet items	196	235

Year 2000	0	153

Unallocated	217	0

Total	$2,737	$1,919

Allowance as a percentage of average
total loans, net of unearned income	1.32%	.99%

Capital Resources

Shareholders' equity increased $3,733,024 during 2000 and was $43,136,917 on December 31, 2000 compared to $39,403,893 on December 31, 1999. Net unrealized gains on securities available for sale on December 31, 2000 temporarily increased shareholders' equity by $1,094,282. The corporation's stock repurchase program reduced shareholders' equity in 2000 by $1,416,902.

The shareholders' equity or the capital base represents the investment by the corporation's owners either initially or through retention of earnings (net after income tax less dividend payments). This investment acts as a safeguard against future uncertainties. The amount of capital which is deemed appropriate is dependent upon an assessment of the corporation's total assets, the quality of its loans and securities, its historical earnings record, its business prospects for the near and long term, the management and information systems in place and the general competence and abilities of the corporation's management.

On December 31, 2000, the corporation's capital (not including the allowance for loan losses) amounted to $43,136,917 or 13.08% of total assets. The inclusion of the allowance increases the capital ratio to 13.91%. On the same basis of calculation, these ratios were 11.09% and 11.63% respectively on December 31, 1999.

The Federal Reserve Board's risk-based capital adequacy standards are designed principally as a measure of credit risk. These standards require that (1) at least 50% of total capital must be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; (3) the total capital to risk-weighted asset ratio must be at least 8%; and (4) a minimum 4% leverage ratio of Tier I Capital to average total assets must be maintained.

As of December 31, 2000, the corporation had Tier I and total equity capital to risk adjusted asset ratios of 21.35% and 22.61%, respectively. The leverage ratio was 12.47%. At December 31, 1999, the corporation had Tier I and total equity capital to risk adjusted assets ratios of 19.87% and 20.80%, respectively.

The table below presents the corporation's capital position on December 31, 2000

(dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I capital	42,043	21.35
Tier I capital requirement	7,875	4.00

Total equity capital	44,507	22.61
Risk-based requirement	15,750	8.00

Leverage capital	42,043	12.47
Leverage requirement	13,487	4.00

Inflation and Changing Prices

Inflation can have significance to a banking institution because of its implication for the interest rate environment and its influence on personnel expenses and the costs of supplies and materials needed for day to day operations. Because such a large portion of the corporation's assets and liabilities are represented by monetary investments, inflationary impact tends to be dampened except for the dislocation caused by maturity variances. Management efforts to gauge and control these variables have been discussed earlier under rate sensitivity. The inflationary effect on non-interest expenses is monitored closely by management and consistent attention is given to controlling these cost areas in an attempt to limit their increase to levels which are lower than the rate of asset growth .

Assessment of Future Environment

Management has not identified nor is aware of any internal matter or external condition, including potential regulatory recommendations, which could have a critical impact on the corporation's ability to continue its present business activities or adversely impair future operating results. The Year 2000 came and went with no significant issues reported.

Certain interest rate movements will continue to influence ongoing earnings levels. Even though the exact impact of these factors cannot be predicted, the corporation believes that given its financial strength and stability, it will be able to meet these situations in a positive manner.

C ORPORATE OFFICERS

Louis A. Steiner	Chairman of the Board
Louis T. Steiner	Vice Chairman, President and Chief Executive Officer
Gregg E. Hunter	Vice Chairman and Chief Financial Office
Wendy S. Schmucker	Vice President and Secretary/Treasurer
Ryan M. Glista	Vice President and Comptroller
Susan F. Robb	Assistant Vice President and Assistant Secretary/Treasurer

CORPORATE DIRECTORS

John T. Babilya	Frank E. Jobe	Debra L. Spatola
President, Arc Weld Inc.	Retired, former Executive	Vice President,
	Vice President of the Bank	Laurel Valley Foods, Inc.

George A. Conti, Jr.	Roy M. Landers	Louis A. Steiner
Attorney at Law	Retired, former Executive Vice	Chairman of the Board
President R & L Development Co.

Richmond H. Ferguson	John C. McClatchey	Louis T. Steiner
Attorney at Law	C.E.O.	Vice Chairman and Chief
	JCM Industries	Executive Officer of the Bank

Dorothy S. Hunter	Joseph A. Mosso	George V. Welty
Vice President, Latrobe	Retired, former President	Attorney, Partner
Foundry Machine & Supply Co.	Mosso's Pharmacy, Inc.	Flickinger & Welty

Gregg E. Hunter	Joedda M. Sampson	C. Edward Wible
Vice Chairman and Chief	Business Entrepreneur	Certified Public Accountant
Financial Officer of the Bank		Horner Wible & Associates,
Certified Public Accountants

All corporate directors also serve as directors of
Commercial National Bank of Pennsylvania

BUSINESS LOCATIONS

Corporate Headquarters	Latrobe	Murrysville
900 Ligonier Street	900 Ligonier Street	4785 Old William Penn Highway
P.O. Box 429	P.O. Box 429	P.O. Box 4 cnisi
Latrobe, PA 15650	Latrobe, PA 15650	Murrysville, PA 15668
724/539-3501	724/539-3501	724/733-4888
724/532-2973 (Fax)	724/539-0816 (Fax)	724/733-7110 (Fax)

Asset Management and Trust	Lawson Heights	Pleasant Unity

Division

	Route 981 at Terry Way	Routes 981 and 130
19 North Main Street	P.O. Box 429	P.O. Box 503
Greensburg, PA 15601	Latrobe, PA 15650	Pleasant Unity, PA 15676
724/836-7670	724/539-9774	724/423-5222
724/836-7675 (Fax)	724/539-3523 (Fax)	724/423-1155 (Fax)

Courthouse Square	Ligonier	West Newton
19 North Main Street	201 West Main Street	109 East Main Street
Greensburg, PA 15601	P.O. Box 528	P.O. Box 219
724/836-7699	Ligonier, PA 15658	West Newton, PA 15089
724/836-7675 (Fax)	724/238-9538	724/872-5100
	724/238-9530 (Fax)	724/872-5143 (Fax)

Eastgate	Lincoln Road
Georges Station Road	Lincoln Road Shopping Center
P.O. Box 3206	P.O. Box 429
Greensburg, PA 15601	Latrobe, PA 15650
724/836-7600	724/537-9980
724/836-7604 (Fax)	724/537-9982 (Fax)

In addition to the full-service MAC machines located at all Commercial National Bank community offices indicated above (except Latrobe and Courthouse Square), additional ATMs are available for your 24-hour banking convenience at Arnold Palmer Regional Airport, Greensburg Kirk Nevin Arena, Latrobe Area Hospital,

New Alexandria Qwik Mart, Norvelt Open Pantry and Saint Vincent College. All are linked to the national

Cirrus, Honor and Plus networks and also accept MasterCard, Visa Discover and American Express for cash advances.

Touch Tone Teller 24-hour banking service	Website

724/537-9977	Further information on
FREE from Blairsville, Derry	Commercial National Bank
Greensburg, Kecksburg, Latrobe	of Pennsylvania is
Ligonier and New Alexandria.	available on the World
1-800-803-BANK	Wide Web at:
FREE from all other locations.	www.cnbthebank.com.

Insurance

Commercial National Insurance Services

Commercial National

232 North Market Street	Insurance Services is
Ligonier, PA 15658	a partnership of Gooder
727/238-4617	& Mary, Inc. and
877/205-4617 (toll free)	Commercial National
724/238-0160 (fax)	Investment Corporation,
cnisinfo@cnbinsurance.com	a wholly owned subsidiary
www.cnbinsurance.com	of Commercial National
Financial Corporation.

BANK OFFICERS

Chairman of the Board

Louis A. Steiner

Vice Chairman/President/Chief Executive Officer

Louis T. Steiner

Vice Chairman/Chief Financial Officer

Gregg E. Hunter

Senior Vice Presidents

Donna L. Belluchie

Michael J. Palko

Keith M. Visconti

Michael L. Matthews

Philip S. Pettina

Vice Presidents

Ryan M. Glista

Patricia A. Nemchik

Thomas D. Watters

William N. Hamilton

Michael A. Schmidt

Rebecca J. Weiner

Cheryl M. Letterio

Wendy S. Schmucker

Kelly R. Moreman

James T. Vaughan

Assistant Vice Presidents

Karen E. Burick

Kelly R. Moreman

Charles L. Taylor

Donna J. Daugherty

Nancy L. Sale

Rebecca J. Weiner

William J. Johnston

Marsha J. Salley

Phyllis S. Yesh

Rodger E. Miller

Thomas E. Sylvester*

Community Office Managers

Mona R. Birt

Regina L. Calabrace

Jerome M. Supko

Linda A. Burns

Kimberly A. Stefkovich

Patricia L. Torrance

Service Officers

Douglas P. Arndt

Denise M. Guzik

Elizabeth M. Rosa

Jennifer L. Battaglia

Virginia E. Halucka

Kristin Rossi

Terrie L. Bowman

Judy A. Hoffer

Roxanne Shadron

Laura I. Bradley

Lori J. Krise

John H. Sperandio

Eleanor A. Bridge

Dennis L. Marshall

Sean E. Swansboro

Judith J. Ciocco

Susan M. Matenkosky

Edward A. Thomas

Karen J. Ciocco

William T. McBeth

Marilyn A. Tlumach

Kathy S. Claycomb

Tiffany D. McMahon

Kimberly A. Turchek

James V. Conforti

Florence E. Pevarnik

Cynthia M. Varner

Amy E. Dayok

Patricia A. Queer

Joseph W. Yuhouse

Beth Ann Ferlin

Susan F. Robb

Jodi L. Zyvith

Cynthia A. Fontaine

Susan L. Roebuck

Market Makers

The following firms have committed to make a market in the stock of Commercial National Financial Corporation. Inquiries concerning their services should be directed to:

Ferris Baker Watts	Ryan, Beck & Co.
100 Light Street	80 Main Street
Baltimore, MD 21202	West Orange, NJ 07052
800-638-7411	973-597-6020

F.J. Morrissey & Company, Inc.	Spear, Leads & Kellogg
Suite 420	10 Exchange Place, 11 th Floor
1700 Market Street	Jersey City, NJ 07302
Philadelphia, PA 19103	800-526-3160
800-842-8928

M. H. Meyerson & Co.
525 Washington Blvd
34 th Floor
Jersey City, NJ 07303
800-333-3113

Transfer Agent

Should you need assistance regarding changes in the registration of certificates or in reporting lost certificates please contact:

Commercial National Financial Corporation

Stock Transfer Department

P.O. Box 429

Latrobe, PA 15650

(724)537-9923

(724)539-1137 (fax)

Form 10-K

The corporation will provide without charge to any shareholder a copy of its 2000 Annual Report on Form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

Commercial National Financial Corporation

P.O. Box 429

Latrobe, PA 15650