Form 10-Q
period 2001-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2001-05-15
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended MARCH 31, 2001

Commission file number 0-18676

COMMERCIAL NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter )

PENNSYLVANIA	25-1623213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 LIGONIER STREET LATROBE, PA	15650
(Address of principal executive offices)	( Zip Code)

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

Yes[ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT APRIL 30, 2001
Common Stock, $2 Par Value	3,434,296 Shares

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Included in Part I of this report:

Page
Commercial National Financial Corporation

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8

PART II - OTHER INFORMATION

Other Information 4	14
Signatures 5	15

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000

ASSETS
Cash and due from banks	$ 9,310,643	$ 9,532,528
Interest bearing deposits with
other bank	10,705,206	284,136
Total cash and due from banks	20,015,849	9,816,664

Federal funds sold	13,350,000	-

Investment securities available for sale	98,380,788	104,703,464

Loans (all domestic)	207,085,806	207,956,789
Less allowance for loan losses	(2,710,802)	(2,736,712)
Net loans	204,375,004	202,919,882

Premises and equipment	6,005,818	6,027,137
Other assets	3,380,024	4,097,781

Total assets	$345,507,483	$329,865,123

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 47,905,882	$ 49,027,941
Interest bearing	216,016,954	217,583,429
Total deposits	263,922,836	266,611,370

Short-term borrowings	-	7,575,000
Other liabilities	2,193,485	2,541,836
Long-term borrowings	35,000,000	10,000,000
Total liabilities	301,116,321	286,728,206

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,434,296 and 3,458,355 shares
outstanding in 2000 and 1999	7,200,000	7,200,000
Retained earnings	38,021,199	37,438,970
Accumulated other comprehensive income -
net of deferred taxes of $1,104,050
in March 2001 and $563,721 in
December 2000	2,143,156	1,094,282
Treasury stock, 165,704 shares at cost,
141,645 in 2000	(2,973,193)	(2,596,335)
Total shareholders' equity	44,391,162	43,136,917

Total liabilities and
shareholders' equity	$345,507,483	$329,865,123

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	March 31	March 31
	2001	2000
INTEREST INCOME:
Interest and fees on loans	$4,330,625	$4,293,161
Interest and dividends on investments:
Taxable interest	1,540,525	1,396,508
Interest exempt from federal
income tax	186,918	593,681
Interest on federal funds sold	87,036	67,634
Interest on bank deposits	17,448	5,824
Total interest income	6,162,552	6,356,808

INTEREST EXPENSE
Interest on deposits	2,265,974	2,309,041
Interest on short-term borrowings	22,644	164,142
Interest on long-term borrowings	220,029	301,695
Total interest expense	2,508,647	2,774,878

NET INTEREST INCOME	3,653,905	3,581,930
Provision for loan losses	-	165,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,653,905	3,416,930

OTHER INCOME
Asset management and trust income	146,861	117,969
Service charges on deposit accounts	183,913	172,115
Other service charges and fees	210,423	177,020
Net securities losses	(24,565)	(862,844)
Other income	67,971	902,830
Total other income	584,603	507,090

OTHER EXPENSES
Salaries and employee benefits	1,413,824	1,378,222
Net occupancy expense	169,716	149,991
Furniture and equipment expense	173,784	202,924
Pennsylvania shares tax	99,863	90,811
Other expense	667,854	575,861
Total other expenses	2,525,041	2,397,809

INCOME BEFORE TAXES	1,713,467	1,526,211
Income tax expense	477,600	304,700

NET INCOME	$1,235,867	$1,221,511

Average shares outstanding	3,446,543	3,532,520

EARNINGS PER SHARE	$ .36	$ .35

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
Other comprehensive income, net of tax:
Unrealized losses on securities
of $(390,062), net of reclassification
adjustment for gains included in net
income of $569,477	-	-	-	179,415	179,415
Total Comprehensive Income					1,400,927

Cash dividends declared
$.17 per share	-	(599,380)	-	-	(599,380)
Purchase of treasury stock	-	-	(220,207)	-	(220,207)

Balance at March 31, 2000	$7,200,000	$35,813,117	$(1,399,640)	$(1,628,245)	$39,985,232

Balance at December 31, 2000	$7,200,000	$37,438,970	$(2,596,335)	$ 1,094,282	$43,136,917

Comprehensive Income
Net income	-	1,235,867	-	-	1,235,867
Other comprehensive income, net of tax:
Unrealized net gains on securities
of $1,033,152, net of reclassification
adjustment for losses included in net
income of $15,722	-	-	-	1,048,874	1,048,874
Total Comprehensive Income					2,284,741

Cash dividends declared
$.17 per share	-	(653,637)	-	-	(653,637)
Purchase of treasury stock	-	-	(376,858)	-	(376,858)

Balance at March 31, 2001	$7,200,000	$38,021,199	$(2,973,193)	$ 2,143,156	$39,985,232

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Three Months
	Ended March 31
	2001	2000

OPERATING ACTIVITIES
Net income	$1,235,867	$1,221,511
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	172,423	194,447
Provision for loan losses	-	165,000
Net accretion/(amortization) of securities
and loan fees	(26,755)	(90,375)
(Increase) decrease in interest receivable	177,160	32,607
Increase (decrease) in interest payable	(186,988)	(458,209)
(Increase) decrease in taxes receivable	161,065	11,297
Increase (decrease) in other liabilities	(470,141)	(742,935)
(Increase) decrease in other assets	147,981	676,880
Net security losses	24,565	862,844
Net cash provided by operating activities	1,235,177	1,873,067

INVESTING ACTIVITIES
Net (increase) decrease in deposits
with other banks	(10,421,070)	481,256
(Increase) decrease in fed funds sold	(13,350,000)	5,750,000
Purchase of securities AFS	-	(29,076,683)
Maturities and calls of securities AFS	3,223,475	4,035,678
Proceeds from sales of securities AFS	4,754,262	31,611,460
Net decrease in loans	781,404	2,464,991
Purchase of premises and equipment	(151,104)	(152,827)
Net cash used in investing activities	(15,163,033)	15,113,875

FINANCING ACTIVITIES
Net decrease in deposits	(2,688,534)	(2,758,366)
Net decrease in other short-term borrowings	(7,575,000)	(9,725,000)
Proceeds from long-term borrowings	25,000,000	-
Repayment of long-term borrowings	-	(5,000,000)
Dividends paid	(653,637)	(599,380)
Purchase of treasury stock	(376,858)	(220,207)
Net cash provided by financing activities	13,705,971	(18,302,953)
	(221,885)	(1,316,011)

Cash and cash equivalents at beginning of year	9,532,528	8,654,617

Cash and cash equivalents at end of quarter	$ 9,310,643	$ 7,338,606

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$ 2,695,635	$ 3,233,087

Income Taxes	$ -	$ 155,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

Note 1 Management Representation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 2000, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2001 and 2000. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

Note 2 Allowance for Loan Losses

Description of changes:

	2001	2000

Allowance balance January 1	$2,736,712	$1,919,453

Additions:
Provision charged to operating expenses	-	165,000
Recoveries on previously charged off
Loans	14,439	2,977

Deductions:
Loans charged off	(40,349)	(129,211)

Allowance balance March 31	$ 2,710,802	$ 1,958,219

Note 3 Subsequent Events

On May 7, 2001, the corporation was notified by one of its creditors of a Chapter 11 bankruptcy filing. As of May 14, 2001, the amount of the loan relationship is $1,297,964.04. Management is unable to determine the amount of loss, if any, at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 2001 as compared to the First Three Months of 2000

Pre-tax net income for the first three months of 2001 was $1,713,467 compared to $1,526,211 during the same period of 2000, representing a 12.27% increase.

Interest income was $6,162,552, a decrease of 3.06%. This was the result of substantially fewer securities held by the corporation due to the repositioning of the corporation's balance sheet. The loan return rate decreased seven (7) basis points to 8.36% and the securities return rate increased seventy-five (75) basis points to 6.92%. As a result, the return rate on total average earning assets increased thirty-four (34) basis points to 7.88%. Average earning asset volume declined $24,506,143, a 7.26% decrease.

Interest expense was $2,508,647, a decrease of 9.59%, which is attributed to a decline in market interest rates and external funding interest rates. The cost rate on average interest-bearing liabilities was 4.22%, a three (3) basis point increase from a year ago. Average interest-bearing liabilities volume declined $27,566,676, a decrease of 10.39%.

Net interest income rose 2.01% to $3,653,905, and represented 4.43% of average total assets compared to 4.10% during the first three months of 2000.

The average allowance for loan losses increased 19.85% to $2,325,148. By comparison, total average loans grew 1.67% during the same period. There was no provision for loan losses for the first three months of 2001. A provision of $165,000 was added to the loan loss allowance during the first three months of 2000.

Net interest income after the application of the provision for loan losses increased $236,975 to $3,653,905, representing a 6.94% return on total average assets compared to 3.91% for the first three months of 2000.

Non-interest income increased 15.29% to $584,603. Asset management and trust fees continue to do well and totaled $146,861, representing a 24.49% increase. Service charges on deposit accounts increased 6.85% to $183,913. Other service charges and fees increased 18.87% and was $210,423. Other income decreased substantially by 92.47% to $67,971. This decrease reflects an $817,413 premium that the bank realized from selling its' credit card receivables in 2000. Net securities losses of 24,565 were realized on sold investments.

Non-interest expense reached $2,525,041, an increase of 5.31%, or $127,232, while total average assets decline 5.64%. Personnel costs rose 2.58%, a $35,602 increase. Net occupancy increased 13.15%, or $19,725. Furniture and equipment expense declined 14.36%, representing a cost decrease of $29,140. Pennsylvania shares tax expense was $99,863, an increase of 9.97%. Other expense grew by 15.97%, representing a 91,993 increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2001 as compared to the First Three Months of 2000 continued

Federal income tax on total first three months earnings was $477,600 compared to $304,700 a year ago. Net income after taxes increased $14,356 to $1,235,867, a modest increase of 1.18%. The annualized return on average assets was 1.50% for the first three months of 2001 compared to 1.40% for the three months ended March 31, 2000. The annualized return on average equity through March 31, 2001 was 11.28% and had been 11.90% through the first three months of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

LIQUIDITY

Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale that amounted to $95,133,582 with net unrealized gains of $3,247,206 on March 31, 2001.

During the first three months of 2001, average interest-bearing liabilities increased $22,048,346 over the same period in 2000. There were no investments scheduled to mature within the next year compared to 3.56% scheduled to mature within one-year on March 31, 2000.

Average loans grew by $3,395,463 and the average securities portfolio (including federal funds sold) decreased $27,901,606.

INTEREST SENSITIVITY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

INTEREST SENSITIVITY (In thousands)

The following table presents this information as of March 31, 2001 and December 31, 2000:

	March 31, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 780	$ 1,567	$ 2,354	$ 7,610	$38,241	$ 41,215
Federal funds sold and other deposits with banks	24,055	-	-	-	-	-
Loans	31,066	3,523	7,451	11,606	86,741	65,691
Total interest-sensitive assets	55,901	5,090	9,805	19,216	124,982	106,906

Interest-bearing liabilities:
Certificates of deposits	15,666	13,304	27,481	33,477	22,562	3,580
Other interest-bearing liabilities	-	4,012	4,012	5,759	38,040	36,896
Other-term borrowings	-	-	-	10,000	15,000	10,000
Total-interest sensitive liabilities	15,666	17,317	31,494	49,236	75,602	61,806
Interest sensitivity gap	$ 40,235	$(12,227)	$(21,689)	$(30,020)	$39,292	$(14,054)

Cumulative gap	$40,235	$ 28,009	$ 6,320	$(23,700)	$ 25,680	$ 70,781

Ratio of cumulative gap to earning assets	12.25%	8.53%	1.92%	( 7.21%)	7.82%	21.55%

	December 31, 2000
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 521	$ 1,052	$ 1,601	$ 3,250	$41,089	$ 52,163
Federal funds sold and other deposits with banks	284	-	-	-	-	-
Loans	31,751	3,771	5,405	13,842	85,694	66,958
Total interest-sensitive assets	32,556	4,823	7,006	17,092	126,783	119,121

Interest-bearing liabilities:
Certificates of deposits	14,790	21,175	18,767	29,502	24,337	5,750
Other interest-bearing liabilities	-	4,122	4,122	6,009	39,222	49,787
Other-term borrowings	7,575	-	-	5,000	5,000	-
Total-interest sensitive liabilities	22,365	25,297	22,889	40,511	68,559	55,537
Interest sensitivity gap	$ 10,191	$(20,474)	$(15,883)	$(23,419)	$58,224	$ 63,584

Cumulative gap	$10,191	$(10,283)	$(26,166)	$(49,585)	$ 8,639	$ 72,223

Ratio of cumulative gap to earning assets	3.26%	(3.29%)	(8.38%)	(15.87%)	2.77%	23.12%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERA-TIONS (Continued)

CREDIT QUALITY RISK

The following table presents a comparison of loan performance as of March 31, 2001 with that of March 31, 2000. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of March 31, 2001 the corporation had 55,792 in other real estate owned and no in-substance foreclosures.

At March 31
	2001	2000

Non-performing Loans:
Loans on non-accrual basis	$ 742,143	$584,510
Past due loans	153,678	178,123
Renegotiated loans	156,904	469,276
Total Non-performing Loans	$ 1,052,725	$ 1,231,909
Other real estate owned	55,792	89,322

Total non-performing assets	$ 1,108,517	$ 1,321,231

Loans outstanding at end of period	$207,085,806	$202,324,746
Average loans outstanding (year-to-date)	$207,130,922	$203,735,459
Non-performing loans as percent of total
Loans	.54%	.65%
Provision for loan losses	$ -	$165,000

Net charge-offs as percent of average
Loans	.01%	.06%
Provision for loan losses as
Percent of net charge-offs	.00%	130.71%
Allowance for loan losses as
Percent of average loans outstanding	1.31%	.97%

CAPITAL RESOURCES

Shareholders' equity for the first three months of 2001 averaged $43,815,916 which represented an increase of $2,752,019 over the average capital of $41,063,897 recorded in the same period of 2000. These capital levels represented a capital ratio of 13.28% in 2001 and 11.74% in 2000. When the loan loss allowance is included, the 2001 capital ratio becomes 13.98%.

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 3.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2001, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 20.78% and 22.03% respectively. The leverage ratio was 12.89%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (continued)

The table below presents the corporation's capital position at March 31, 2001

(Dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 42,248	20.78
Tier I Capital Requirement	8,133	4.00

Total Equity Capital	$ 44,792	22.03
Total Equity Capital Requirement	16,267	8.00

Leverage Capital	$ 42,248	12.89
Leverage Requirement	13,109	4.00

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 15, 2001	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
Chief Financial Officer

Dated: May 15, 2001	/s/ Ryan M. Glista
Ryan M. Glista
Vice President

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (724) 539-3501

Commercial National Bank of Pennsylvania
OFFICE LOCATIONS
Latrobe Area
900 Ligonier Street	(724) 539-3501
1900 Lincoln Avenue	(724) 537-9980
11 Terry Way	(724) 539-9774

Pleasant Unity
Church Street	(724) 423-5222

Ligonier
201 Main Street	(724) 238-9538

West Newton
109 East Main Street	(724) 872-5100

Greensburg Area
Georges Station Road	(724) 836-7698
19 North Main Street	(724) 836-7699
Asset Management and	(724) 836-7670
Trust Division
19 North Main Street

Drive-up Facility
Latrobe
Lincoln Road at
Josephine Street	(724) 537-9927

Murrysville
4785 Old William Penn Highway	(724) 733-4888

In addition to the full-service MAC machines located at all Commercial National Bank community office indicated above (except Latrobe and Courthouse Square),

additional ATMs are available for your 24-hour banking convenience at Arnold Palmer Regional Airport, Greensburg Kirk Nevin Arena, Latrobe Area Hospital,

New Alexandria Qwik Mart, Norvelt Open Pantry and Saint Vincent College. All are linked to the national Cirrus, Honor and Plus networks and also accept

MasterCard, Visa, Discover and American Express for cash advances.

Touchtone Teller 24-hour banking service: Website Address:
(724)537-9977	www.cnbthebank.com
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.

INSURANCE
Commercial National Insurance Services	Commercial National Insurance Services is a partnership
232 North Market Street	of Gooder & Mary, Inc., and Commercial National Investment
Ligonier, PA 15658	Corporation, a wholly owned subsidiary of Commercial National
724/238-4617	Financial Corporation.
877/205-4617 (toll free)
724/238-0160 (fax)
cnisinfo@cnbinsurance.com
www.cnbinsurance.com