Form 10-Q/A
period 2001-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2001-05-21
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

First quarter 2001 Form 10-Q has been amended in two areas. The first amendment is in reference to the Statement of Changes in Shareholder's Equity. The total shareholders' equity for March 31, 2001 should be listed as $44,391,162 rather than the $39,985,232 that was first reported.

The second amendment is in reference to the Interest Sensitivity report for the period ended March 31, 2001. The total interest sensitivity gap for the time period of 1-5 years should be $49,380 instead of $39,292. The total interest sensitivity gap for the time period of over 5 years should be $45,100 instead of the $(14.054) that was listed. The amended tables are shown on the following pages.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 21, 2001	/s/ Ryan M. Glista
Vice President and Controller

May 21, 2001	/s/ Gregg E. Hunter
Vice Chairman and Chief
Financial Officer

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
Other comprehensive income, net of tax:
Unrealized net gains on securities
of $1,033,152, net of reclassification
adjustment for losses included in net
income of $15,722	-	-	-	1,048,874	1,048,874
Total Comprehensive Income					2,284,741

Cash dividends declared
$.17 per share	-	(653,637)	-	-	(653,637)
Purchase of treasury stock	-	-	(376,858)	-	(376,858)

Balance at March 31, 2001	$7,200,000	$38,021,199	$(2,973,193)	$ 2,143,156	$44,391,162

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (Continued)

INTEREST SENSITIVITY (In thousands)

The following table presents this information as of March 31, 2001 and December 31, 2000 :

	March 31, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 780	$ 1,567	$ 2,354	$ 7,610	$38,241	$ 41,215
Federal funds sold and other deposits with banks	24,055	-	-	-	-	-
Loans	31,066	3,523	7,451	11,606	86,741	65,691
Total interest-sensitive assets	55,901	5,090	9,805	19,216	124,982	106,906

Interest-bearing liabilities:
Certificates of deposits	15,666	13,304	27,481	33,477	22,562	3,580
Other interest-bearing liabilities	-	4,012	4,012	5,759	38,040	48,226
Other-term borrowings	-	-	-	10,000	15,000	10,000
Total-interest sensitive liabilities	15,666	17,316	31,493	49,236	75,602	61,806
Interest sensitivity gap	$ 40,235	$(12,226)	$(21,688)	$(30,020)	$49,380	$ 45,100

Cumulative gap	$40,235	$ 28,009	$ 6,321	$(23,699)	$ 25,681	$ 70,781

Ratio of cumulative gap to earning assets	12.25%	8.53%	1.92%	( 7.21%)	7.82%	21.55%

	December 31, 2000
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 521	$ 1,052	$ 1,601	$ 3,250	$41,089	$ 52,163
Federal funds sold and other deposits with banks	284	-	-	-	-	-
Loans	31,751	3,771	5,405	13,842	85,694	66,958
Total interest-sensitive assets	32,556	4,823	7,006	17,092	126,783	119,121

Interest-bearing liabilities:
Certificates of deposits	14,790	21,175	18,767	29,502	24,337	5,750
Other interest-bearing liabilities	-	4,122	4,122	6,009	39,222	49,787
Other-term borrowings	7,575	-	-	5,000	5,000	-
Total-interest sensitive liabilities	22,365	25,297	22,889	40,511	68,559	55,537
Interest sensitivity gap	$ 10,191	$(20,474)	$(15,883)	$(23,419)	$58,224	$ 63,584

Cumulative gap	$10,191	$(10,283)	$(26,166)	$(49,585)	$ 8,639	$ 72,223

Ratio of cumulative gap to earning assets	3.26%	(3.29%)	(8.38%)	(15.87%)	2.77%	23.12%