Form 10-Q
period 2001-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2001-08-14
CIK 866054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended JUNE 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT JULY 31, 2001

Common Stock, $2 Par Value	3,426,096 Shares

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

Financial Condition and Results of Operations

8

PART II - OTHER INFORMATION

Other Information	14

Signatures	16

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2001	2000
ASSETS
Cash and due from banks	$ 8,649,365	$ 9,532,528
Interest bearing deposits with
other banks	16,962,099	284,136
Total cash and due from banks	25,611,464	9,816,664

Federal funds sold	9,475,000	-
Investment securities available for sale	90,781,984	104,703,464

Loans (all domestic)	206,773,303	207,956,789
Less allowance for loan losses	(2,500,250)	(2,736,712)
Net loans	204,273,053	205,220,077

Premises and equipment	5,887,444	6,027,137
Other assets	8,297,632	4,097,781

Total Assets	$344,326,577	$329,865,123

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 46,453,820	$ 49,027,941
Interest bearing	215,946,052	217,583,429
Total deposits	262,399,872	266,611,370

Short-term borrowings	-	7,575,000
Other liabilities	2,386,905	2,541,836
Long-term borrowings	35,000,000	10,000,000
Total Liabilities	299,786,777	286,728,206

Shareholders' Equity:
Common stock, par value $2; 10,000,000
Shares authorized; 3,600,000 issued;
3,426,096 and 3,458,355 shares
outstanding in 2001 and 2000	7,200,000	7,200,000

Retained earnings	38,596,635	37,438,970
Accumulated other comprehensive income -
net of deferred taxes of $962,605
in June 2001 and $563,721 in
December 2000	1,868,585	1,094,282
Treasury stock, 173,904 and 141,645 shares
at cost in 2001 and 2000	(3,125,420)	(2,596,335)

Total Shareholders' Equity	44,539,800	43,136,917

Total Liabilities and
Shareholders' Equity	$344,326,577	$329,865,123

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Three Months		Six Months
	Ending June 30		Ending June 30
	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$4,232,044	$4,288,154	$ 8,562,669	$ 8,581,315
Interest and dividends on investments:
Taxable interest	1,472,101	1,808,934	3,012,626	3,205,442
Interest exempt from federal
income tax	210,294	377,444	397,212	971,125
Interest on federal funds sold	93,469	26,506	180,505	94,140
Interest on bank deposits	186,089	4,254	203,537	10,078
Total Interest Income	6,193,997	6,505,292	12,356,549	12,862,100

INTEREST EXPENSE
Interest on deposits	2,154,350	2,278,443	4,420,324	4,587,484
Interest on short-term borrowings	13,756	235,600	36,400	399,742
Interest on long-term borrowings	432,839	355,052	652,868	656,747
Total interest expense	2,600,945	2,869,095	5,109,592	5,643,973

NET INTEREST INCOME	3,593,052	3,636,197	7,246,957	7,218,127
PROVISION FOR LOAN LOSSES	-	465,000	-	630,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,593,052	3,171,197	7,246,957	6,588,127
OTHER INCOME
Asset management and trust income	137,455	122,993	284,316	240,962
Service charges on deposit accounts	188,445	176,207	372,358	348,322
Other service charges and fees	175,559	174,073	385,982	351,093
Securities gains/(losses)	19,782	-	(4,783)	(862,844)
Other income	144,400	52,705	212,371	955,535
Total Other Income	665,641	525,978	1,250,244	1,033,068

OTHER EXPENSES
Salaries and employee benefits	1,373,706	1,278,503	2,787,530	2,656,725
Net occupancy expense	143,798	139,469	313,514	289,460
Furniture and equipment expense	187,888	210,041	361,672	412,965
Pennsylvania shares tax	105,579	97,006	205,442	187,817
Other expense	734,802	626,311	1,402,656	1,202,172
Total Other Expenses	2,545,773	2,351,330	5,070,814	4,749,139

INCOME BEFORE INCOME TAXES	1,712,920	1,345,845	3,426,387	2,872,056
Income tax expense	485,500	308,500	963,100	613,200

NET INCOME	$1,227,420	$1,037,345	$2,463,287	$2,258,856

Average Shares Outstanding	3,438,787	3,528,114	3,438,787	3,528,114

Earnings Per Share	$ .36	$ .29	$ .72	$ .64

Cash Dividends Declared Per Share	$ .19	$ .17	$ .38	$ .34

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
Other comprehensive income, net of tax:
Unrealized gains on securities
of $356,133, net of reclassification
adjustment for gains included in net
income of $569,477	-	-	-	925,610	925,610
Total Comprehensive Income					3,184,466

Cash dividends declared
$.34 per share	-	(1,198,456)	-	-	(1,198,456)
Purchase of treasury stock	-	-	(376,115)	-	(376,115)

Balance at June 30, 2000	$7,200,000	$36,251,386	$(1,555,548)	$(882,050)	$41,013,788

Balance at December 31, 2000	$7,200,000	$37,438,970	$(2,596,335)	$ 1,094,282	$43,136,917

Comprehensive Income
Net income	-	2,463,287	-	-	2,463,287
Other comprehensive income, net of tax:
Unrealized net gains on securities
of $771,146, net of reclassification
adjustment for losses included in net
income of $3,157	-	-	-	774,303	774,303
Total Comprehensive Income					3,237,570

Cash dividends declared
$.38 per share	-	(1,305,622)	-	-	(1,305,622)
Purchase of treasury stock	-	-	(529,085)	-	(529,085)

Balance at June 30, 2001	$7,200,000	$38,596,635	$(3,125,420)	$ 1,868,585	$44,539,800

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Six Months
	Ended June 30
	2001	2000

OPERATING ACTIVITIES
Net income	$2,463,287	$2,258,856
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	349,202	400,020
Provision for loan losses	-	630,000
Net accretion/(amortization) of securities
and loan fees	(163,620)	(143,969)
(Increase) decrease in interest receivable	258,919	(300,055)
Increase (decrease) in interest payable	(89,596)	(85,175)
(Increase) decrease in taxes receivable	163,605	746,798
Increase (decrease) in other liabilities	(235,208)	(549,778)
(Increase) decrease in other assets	148,613	287,422
Net security losses	4,783	862,844
Net cash provided by operating activities	2,899,985	4,106,963

INVESTING ACTIVITIES
Net (increase) decrease in deposits
with other banks	(16,677,963)	429,831
(Increase) decrease in fed funds sold	(9,475,000)	5,750,000
Purchase of securities AFS	(12,371,032)	(58,049,159)
Maturities and calls of securities AFS	9,695,075	8,792,066
Proceeds from sales of securities AFS	17,997,096	31,611,460
Funding for BOLI program	(5,000,000)	-
Net (increase) decrease in loans	879,390	(5,472,105)
Purchase of premises and equipment	(209,509)	(397,976)
Net cash used in investing activities	(15,161,943)	(17,335,883)

FINANCING ACTIVITIES
Net decrease in deposits	(4,211,498)	(357,524)
Net increase (decrease) in other short-term
borrowings	(7,575,000)	15,875,000
Proceeds from long-term borrowings	25,000,000	-
Repayment of long-term borrowings	-	-
Dividends paid	(1,305,622)	(1,198,455)
Purchase of treasury stock	(529,085)	(376,115)
Net cash provided by financing activities	11,378,795	13,942,906
	(883,163)	713,986

Cash and cash equivalents at beginning of year	9,532,528	8,654,617

Cash and cash equivalents at end of quarter	$ 8,649,365	$ 9,368,603

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$ 5,199,188	$ 5,729,148

Income Taxes	$ 588,540	$ 484,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

Note 1 Management Representation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 2000, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2001 and 2000. The results of the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

Note 2 Allowance for Loan Losses

Description of changes:
	2001	2000

Allowance balance January 1	$2,736,712	$1,919,453

Additions:
Provision charged to operating expenses	-	630,000
Recoveries on previously charged off
Loans	27,723	25,405

Deductions:
Loans charged off	(264,185)	(278,949)

Allowance balance June 30	$2,500,250	$2,295,909

Note 3 New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued

Statement of Financial Accounting Standards ("SFAS") 141, "Business

Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the

pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the corporation's financial statements unless the corporation enters into a business combination transaction.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible

Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be January 1, 2002. The corporation is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

With the aggressive easing in monetary policy by the Federal Reserve over the course of the year, many financial institutions have found it very difficult to improve upon prior year's net interest income as interest earning assets have been able to reprice downward more quickly than interest-bearing liabilities. The corporation has been able to maintain the year-to-date net interest income but has experienced modestly lower net interest income compared to second quarter a year ago due to the above mentioned circumstances.

In the first half of 2001, the corporation extended their liabilities as long-term borrowing costs declined in relation to the easing in monetary policy mentioned in the paragraph above. The use of these funds are currently being held in federal funds sold and interest bearing deposits with other banks until they are redeployed into investment securities or loans.

RESULTS OF OPERATIONS

First Six Months of 2001 as compared to the First Six Months of 2000

Pre-tax net income for the first six months of 2001 was $3,426,387 compared to $2,872,056 during the same period of 2000, representing a 19.30% increase.

Interest income was $12,356,549, a decrease of 3.93%. Reasons for this decrease were the reduction in holdings of investment securities and decrease in the prime-lending rate that is associated with a weakening in the general economy. The loan return rate decreased thirteen (13) basis points to 8.29% and the securities return rate increased thirty-one (31) basis points to 6.70%. The return rate on total average earning assets increased to 7.73% versus a 7.62% return from a year ago. Average earning asset volume declined $18,028,049, representing a 5.34% decrease.

Interest expense was $5,109,592, a decrease of 9.47%. The cost rate on average interest-bearing liabilities was 4.18%, a seven (7) basis point decrease from a year ago. Average interest-bearing liability volume declined $20,952,987, a decrease of 7.89%. This decrease in volume is mainly attributed towards the retirement of short-term borrowings held by the corporation a year ago.

Net interest income rose slightly to $7,246,957 and represented 4.29% of average total assets compared to 4.12% during the first six months of 2000.

The average allowance for loan losses increased 31.56% to $2,571,200. By comparison, total average loans grew 1.32% during the same period. There was no provision for loan losses for the first six months of 2001 as the reserve balance was adequate to absorb all currently projected loan losses. A provision of $630,000 was added to the loan loss allowance during the first six months of 2000.

Net interest income after the application of the provision for loan losses increased 10.00% to $7,246,957, representing a 4.29% return on total average assets compared to 3.76% for the first six months of 2000.

Non-interest income increased 21.02% to $1,250,244. Asset management and trust fees increased 17.99% to $284,316. Service charges on deposit accounts increased 6.90% to $372,358. Other service charges and fees rose 9.94% reaching $385,982. Other income decreased 77.77% to $212,371. This decrease reflects an $817,413 premium that the corporation received in 2000 from selling the credit card portfolio. Net securities losses of $4,783 were realized on sold investments. In 2000, losses of $862,844 were realized on sold investments as management repositioned the investment portfolio for better performance in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-interest expense reached $5,070,814, an increase of 6.77%, or $321,675, while total average assets declined 3.63%. Personnel costs rose 4.92%, a $130,805 increase. Net occupancy expense rose 8.31%, or $24,054. Furniture and equipment expense declined 12.42%, representing a cost decrease of $51,293. Pennsylvania shares tax expense was $205,442, an increase of 9.38%. Other expense rose 16.68%, which equated to a $200,484 increase. Increases in advertising, professional fees, donations and automated teller machine expense were the primary reasons for the rise in this category.

Federal income tax on total first six months earnings was $963,100 compared to $613,200 a year ago. The change in tax rate is due to the reduction in tax-free investment income that occurred with the restructuring of the investment portfolio. Net income after taxes increased $204,431 to $2,463,287, an increase of 9.05%. The annualized return on average assets was 1.46% for the first six months of 2001 compared to 1.29% for the six months ended June 30, 2000. The annualized return on average equity through June 30, 2001 was 11.16% and had been 11.11% through the first six months of 2000.

Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000

Pre-tax net income for the second quarter of 2001 rose 27.27% and was $1,712,920 compared to $1,345,845 during the same period of 2000.

Interest income was $6,193,997 a decrease of 4.79%. The loan return rate decreased nineteen (19) basis points to 8.22%, the securities return rate decreased ten (10) basis points to 6.52% and the return rate on total average earning assets decreased eleven (11) basis points to 7.59%. Total average earning assets decreased $11,623,872, or 3.44%.

Interest expense was $2,600,945 a decrease of 9.35%. The average interest-bearing liabilities declined by $14,415,304. The cost rate decreased to 4.14%, an eighteen (18) basis point decrease from a year ago.

The average allowance for loan losses increased 32.36% to $2,605,947, while total average loans grew about 2,000,000 or .98%. There was no provision for loan losses allocated for the second quarter of 2001 as the reserve balance was adequate to absorb all currently projected loan losses. A provision of $465,000 was added to the loan loss allowance in the second quarter of 2000.

Net interest income after the application of the provision for loan losses rose 13.30% to $3,593,052 representing a 4.16% return on total average assets compared to 3.61% for the second quarter of 2000.

Non-interest income increased 139,663 or 26.55%, to $665,641. Asset management and trust income increase 11.76% to $137,455. Service charges on deposit accounts increased 6.95% to $188,445. Other service charges and fees grew .85% to $175,559. Other income increased 173.98% to $144,400 as the corporation realized increases in merchant and debit card revenue. Also included in this category is bank owned life insurance income that the bank purchased in June to attract, retain and reward valued management personnel. Net gains of $19,782 were realized on securities sold in the second quarter.

Non-interest expense rose $194,443, a 8.27% increase. Personnel costs rose $95,203, a 7.45% increase. Net occupancy expense rose $4,329 a 3.10% increase. Furniture and equipment expense declined $22,153, a 10.55% decrease. Pennsylvania shares tax expense rose $8,573, an increase of 8.84%. Other expense rose $108,491, a 17.32% increase. Increases in advertising, professional fees, donations and automated teller machine expense were the primary reasons for the rise in this category.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Federal income tax on total second quarter earnings was $485,500 compared to $308,500 a year ago. The change in tax rate is due to the reduction in tax-free investment income that occurred with the restructuring of the investment portfolio. Net income after taxes increased $190,075 to $1,227,420, a 18.32% increase. The annualized return on average assets was 1.42% for the three months ended June 30, 2001 compared to 1.18% for the second quarter of 2000. The annualized return on average equity for the second quarter of 2001 was 11.05% compared to 10.30% for the second quarter of 2000.

LIQUIDITY

Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale which amounted to $88,923,984 on June 30, 2001. The bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source of liquidity for long- and short-term funding. Additional short-term funding is available through federal funds lines of credit that are established with correspondent banks.

Investments maturing within one year were 1.74% of total assets on June 30, 2001 and 3.08% on June 30, 2000.

Average loans grew by $2,694,683 and the average securities portfolio including federal funds sold decreased $20,722,732.

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

INTEREST

SENSITIVITY (In thousands)

The following table presents this information as of June 30, 2001 and December 31, 2000:

	June 30, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 795	$ 1,588	$ 2,362	$ 10,527	$37,983	$ 32,809
Federal funds sold and other deposits with banks	26,437	-	-	-	-	-
Loans	32,434	3,212	6,029	10,599	87,860	65,627
Total interest-sensitive assets	59,666	4,800	8,391	21,126	125,843	98,436

Interest-bearing liabilities:
Certificates of deposits	17,223	21,762	18,054	33,960	22,323	2,112
Other interest-bearing liabilities	-	3,984	3,984	5,675	38,191	48,908
Other-term borrowings	-	-	5,000 -	-	20,000	10,000
Total-interest sensitive liabilities	17,223	25,746	27,038	39,635	80,514	61,020
Interest sensitivity gap	$ 42,443	$(20,946)	$(18,647)	$(18,509)	$45,329	$ 37,416

Cumulative gap	$42,443	$ 21,497	$ 2,850	$(15,659)	$29,670	$ 67,086

Ratio of cumulative gap to earning assets	13.14%	6.66%	.88%	(4.85%)	9.19%	20.77%

	December 31, 2000
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 521	$ 1,052	$ 1,601	$ 3,250	$41,089	$ 52,163
Federal funds sold and other deposits with banks	284	-	-	-	-	-
Loans	31,751	3,771	5,405	13,842	85,694	66,958
Total interest-sensitive assets	32,556	4,823	7,006	17,092	126,783	119,121

Interest-bearing liabilities:
Certificates of deposits	14,790	21,175	18,767	29,502	24,337	5,750
Other interest-bearing liabilities	-	4,122	4,122	6,009	39,222	49,787
Other-term borrowings	7,575	-	-	5,000	5,000	-
Total-interest sensitive liabilities	22,365	25,297	22,889	40,511	68,559	55,537
Interest sensitivity gap	$ 10,191	$(20,474)	$(15,883)	$(23,419)	$58,224	$ 63,584

Cumulative gap	$10,191	$(10,283)	$(26,166)	$(49,585)	$ 8,639	$ 72,223

Ratio of cumulative gap to earning assets	3.26%	(3.29%)	(8.38%)	(15.87%)	2.77%	23.12%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERA-TIONS (Continued)

CREDIT QUALITY RISK

The following table presents a comparison of loan performance as of June 30, 2001 with that of June 30, 2000. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of June 30, 2001 the corporation had no other real estate owned and no in-substance foreclosures.

	At June 30,
	2001	2000
Non-performing Loans:
Loans on non-accrual basis	$ 805,198	$ 436,791
Past due loans	79,751	60,129
Renegotiated loans	312,607	449,548
Total Non-performing Loans	$ 1,197,556	$ 946,468
Other real estate owned	$ -	$ 73,154
Total Non-performing Assets	$ 1,197,556	$ 1,019,622

Loans outstanding at end of period	$ 206,773,303	$ 210,114,087
Average loans outstanding (year-to-date)	$ 206,530,478	$ 203,835,795
Non-performing loans as percent of total
Loans	.58%	.49%
Provision for loan losses	$ -	$ 630,000
Net charge-offs	$ 236,462	$ 253,544
Net charge-offs as percent of average
Loans	.11%	.12%
Provision for loan losses as
percent of net charge-offs	-	248.48%
Allowance for loan losses as
percent of average loans outstanding	121.06%	113.19%

CAPITAL RESOURCES

Shareholders' equity for the first six months of 2001 averaged $44,126,411, which represents an increase of $3,458,100 over the average capital of $40,668,311 recorded in the same period of 2000. These capital levels represented a capital ratio of 13.06% in 2001 and 11.60 in 2000. When the loan loss allowance is included, the 2001 capital ratio becomes 13.82%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 2001, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 20.07% and 21.75% respectively. The leverage ratio was 12.45%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERA-TIONS (Continued)

CAPITAL RESOURCES (continued)

The table below presents the corporation's capital position at June 30, 2001

(Dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 42,671	20.07
Tier I Requirement	8,502	4.00

Total Equity Capital	$ 45,171	21.55
Total Equity Capital Requirement	17,004	8.00

Leverage Capital	$ 42,671	12.45
Leverage Requirement	13,705	4.00

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. May 15, 2001 Annual Meeting of Shareholders

b.c. Directors elected at the meeting and results of voting:

Director	For	Against	Withheld	Abstentions

John T. Babilya	3,015,697	5,000
George A. Conti, Jr.	3,019,617	1,080
Frank E. Jobe	3,015,697	5,000
Roy M. Landers	3,015,697	5,000
C. Edward Wible	3,017,947	2,750

Continuing directors:

Richmond H. Ferguson	Joedda M. Sampson
Dorothy S. Hunter	Debra L. Spatola
Gregg E. Hunter	Louis A. Steiner
John C. McClatchey	Louis T. Steiner
Joseph A. Mosso	George V. Welty

Ratification of the appointment of Beard Miller Company, LLP, as independent auditors:

For	Against	Withheld	Abstain

3,007,927	2,090		10,680

d. N/A

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

/s/ Gregg E. Hunter
Dated: August 10, 2001	Gregg E. Hunter,
Vice Chairman and Chief Financial Officer

Dated: August 10, 2001	/s/ Ryan M. Glista
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