Form 10-Q
period 2001-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2001-11-13
CIK 866054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT OCTOBER 31, 2001

Common Stock, $2 Par Value	3,426,096 Shares

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

Financial Condition and Results of Operations

9

ITEM 3. Quantitative and Qualitative Disclosures about
Market Risk	15

PART II - OTHER INFORMATION

Other Information	16

Signatures	17

COMMERCIAL NATIONAL FINANCIAL CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30	December 31
	2001	2000

ASSETS
Cash and due from banks on demand	$9,846,259	$9,532,528
Interest bearing deposits with banks	1,422,802	284,136
Federal funds sold	-	-
Securities available for sale	116,037,242	104,703,464

Loans	208,867,208	207,956,789
Allowance for loan losses	(2,840,193)	(2,736,712)

Net loans	206,027,015	205,220,077

Premises and equipment	5,799,686	6,027,137
Other assets	8,210,307	4,097,781

Total assets	$347,343,311	$329,865,123

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$52,761,685	$49,027,941
Interest bearing	208,663,907	217,583,429

Total deposits	261,425,592	266,611,370

Short-term borrowings	2,550,000	7,575,000
Other liabilities	2,677,439	2,541,836
Long-term borrowings	35,000,000	10,000,000

Total liabilities	301,653,031	286,728,206

Shareholders' equity:
Common stock, par value $ 2 per share; authorized 10,000,000 shares; issued 3,600,000 shares; outstanding 3,426,096 and 3,458,355 shares in 2001 and 2000, respectively	7,200,000	7,200,000
Retained earnings	38,892,464	37,438,970
Accumulated other comprehensive income, net of deferredtaxes of $1,402,880 in September 2001 and $563,721 in December 2000	2,723,236	1,094,282
Less treasury stock, at cost, 173,904 and 141,645 shares in 2001and 2000	(3,125,420)	(2,596,335)

Total shareholders' equity	45,690,280	43,136,917

Total liabilities and shareholders' equity	$347,343,311	$329,865,123

COMMERCIAL NATIONAL FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ending September 30		Ending September 30
	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$4,137,329	$4,502,444	$12,699,998	$13,083,759
Interest and dividends on securities:
Taxable	1,291,677	1,946,902	4,304,303	5,152,344
Exempt from federal income taxes	265,739	301,730	662,951	1,272,855
Interest on deposits with banks	179,650	972	360,155	95,112
Interest on federal funds sold	81,361	4,101	284,898	14,179
Total interest income	5,955,756	6,756,149	18,312,305	19,618,249

INTEREST EXPENSE
Interest on deposits	1,957,015	2,374,478	6,377,339	6,961,962
Interest on short-term borrowings	1,610	309,488	38,010	709,230
Interest on long-term borrowings	436,137	397,410	1,089,005	1,054,157
Total interest expense	2,394,762	3,081,376	7,504,354	8,725,349

NET INTEREST INCOME	3,560,994	3,674,773	10,807,951	10,892,900
PROVISION FOR LOAN LOSSES	429,350	510,000	429,350	1,140,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,131,644	3,164,773	10,378,601	9,752,900

OTHER OPERATING INCOME:
Asset management and trust income	124,879	106,697	409,195	347,659
Service charges on deposit accounts	211,683	179,435	584,041	527,757
Other service charges and fees	174,029	166,993	560,011	518,086
Net security gains (losses)	11,876	(49,638)	7,093	(912,482)
Other income	173,692	174,274	386,063	1,129,809
Total other operating income	696,159	577,761	1,946,403	1,610,829

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,360,577	1,226,069	4,148,107	3,882,794
Net occupancy	146,016	148,432	459,530	437,892
Furniture and equipment	174,823	236,371	536,495	649,336
Pennsylvania shares tax	105,578	97,006	311,020	284,823
Other expenses	837,723	679,508	2,240,379	1,881,680
Total other operating expenses	2,624,717	2,387,386	7,695,531	7,136,525

INCOME BEFORE INCOME TAXES	1,203,086	1,355,148	4,629,473	4,227,204
Income tax expense	256,300	345,900	1,219,400	959,100

Net income	$946,786	$1,009,248	$3,410,073	$3,268,104

Average Shares Outstanding	3,434,510	3,522,741	3,434,510	3,522,741

Earnings Per Share	$0.28	$0.29	$0.99	$0.93

Cash Dividends Declared Per Share	$0.19	$0.17	$0.57	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 1999	$7,200,000	$35,190,986	$(1,179,433)	$(1,807,660)	$39,403,893
Comprehensive income:
Net income	-	3,268,104	-	-	3,268,104
Change in unrealized net gains on securities available for sale of $2,180,579, net of reclassification adjustment for gains included in net income of $(602,238)	-	-	-	1,578,341	1,578,341

Total comprehensive income					4,846,445

Cash dividends declared, $ 0.51 per share	-	(1,795,608)	-	-	(1,795,608)
Purchase of treasury stock	-	-	(773,814)	-	(773,814)

Balance at September 30, 2000	$7,200,000	$36,663,482	$(1,953,247)	$(229,319)	$41,680,916

Balance at December 31, 2000	$7,200,000	$37,438,970	$(2,596,335)	$1,094,282	$43,136,917
Comprehensive income:
Net income	-	3,410,073	-	-	3,410,073
Change in unrealized net gains on securities available for sale of $1,624,273, net of reclassification adjustment for gains included in net income of $4,681	-	-	-	1,628,954	1,628,954
Total comprehensive income					5,039,027

Cash dividends declared, $ 0.57 per share	-	(1,956,579)	-	-	(1,956,579)
Purchases of treasury stock	-	-	(529,085)	-	(529,085)

Balance at September 30, 2001	$7,200,000	$38,892,464	$(3,125,420)	$2,723,236	$45,690,280

The accompanying notes are an integral part of these consolidated financial statements

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Nine Months
	Ended Sept 30
	2001	2000

OPERATING ACTIVITIES

Net income	$3,410,073	$3,268,104
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	514,650	593,352
Provision for loan losses	429,350	1,140,000
Net accretion of securities and loan fees	(304,699)	(227,168)
(Increase) decrease in interest receivable	21,040	(35,448)
Decrease in interest payable	(363,903)	(353,265)
Decrease in taxes receivable	211,983	763,704
Decrease in other liabilities	(159,020)	(574,277)
(Increase) decrease in other assets	473,819	(74,992)
Net security (gains) losses	(7,093)	912,482
Net cash provided by operating activities	4,226,200	5,412,492

INVESTING ACTIVITIES

Net (increase) decrease in deposits
with other banks	(1,138,666)	282,559
Decrease in federal funds sold	-	5,750,000
Purchase of securities AFS	(53,759,873)	(58,056,193)
Maturities and calls of securities AFS	13,106,125	13,554,753
Proceeds from sales of securities AFS	32,181,598	51,954,886
Funding for BOLI program	(5,000,000)	-
Net (increase) decrease in loans	(1,318,012)	(8,406,229)
Purchase of premises and equipment	(287,199)	(487,315)
Net cash used in investing activities	(16,216,027)	4,592,464

FINANCING ACTIVITIES

Net increase (decrease) in deposits	(5,185,778)	3,050,350
Net decrease in other short-term borrowings	(5,025,000)	(9,425,000)
Net increase in long-term debt	25,000,000	-
Dividends paid	(1,956,579)	(1,795,608)
Purchase of treasury stock	(529,085)	(773,814)
Net cash provided by financing activities	12,303,558	(8,944,072
	313,731	1,060,881

Cash and cash equivalents at beginning of year	9,532,528	8,654,617

Cash and cash equivalents at end of quarter	$ 9,846,259	$ 9,715,498

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$ 7,868,257	$ 9,078,614

Income Taxes	$ 902,040	$ 910,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Note 1 Management Representation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 2000, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2001 and 2000. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

Note 2 Allowance for Loan Losses

Description of changes:
	2001	2000

Allowance balance January 1	$2,736,712	$1,919,453

Additions:
Provision charged to operating expenses	429,350	1,140,000
Recoveries on previously charged off
Loans	31,974	30,519

Deductions:
Loans charged off	(357,843)	(353,979)

Allowance balance September 30	$2,840,193	$2,735,993

Note 3 New Accounting Standards

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003 but is not expected to have a significant impact on the financial condition or results of operations.

In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Bank on January 1, 2002 but are not expected to have a significant impact on the financial condition or results of operations.

Note 4 Comprehensive Income

Comprehensive income was $854,651 and $652,731 for the three months ended September 30, 2001 and 2000. The difference between comprehensive income and net income presented in the Consolidated Statements of Shareholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

Note 5

Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the corporation or the subsidiaries is a party which will have any material effect on the financial position of the corporation and its subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

With the aggressive easing in monetary policy by the Federal Reserve over the course of the year, many financial institutions have found it very difficult to improve upon prior year's net interest income as interest earning assets have been able to reprice downward more quickly than interest-bearing liabilities and loan demand has slowed dramatically from its prior years pace. The corporation's year-to-date net interest income has declined slightly but is experiencing lower quarterly net interest income in 2001 due to the above mentioned circumstances.

In light of the economic effects of the recent terrorist attacks and the slowdown already experienced in the United States prior to these attacks, management is unable to predict the impact this may have on its earnings. Recent indications suggest that growth will remain sluggish for the remainder of this year and into next year.

Financial Condition

Total assets at September 30, 2001 increased $17,478,188 since the end of 2000. The increase was primarily in securities as the corporation was able to invest in securities earlier in the year while yields were still attractive due to inflation concerns associated with the aggressive easing caused by the economic slowdown. Other assets increased due to the funding of a Bank Owned Life Insurance (BOLI) program that commenced in the second quarter to attract and retain certain key employees for the subsidiary bank.

In the first quarter of the year, the corporation extended its interest-bearing liability structure as long-term borrowing costs declined in reaction to the easing in monetary policy mentioned in the paragraph above. During the second and third quarter, surplus funds were temporarily invested in federal funds sold and interest bearing deposits with the Federal Home Loan Bank of Pittsburgh while gradually being re-deployed into higher yielding investment securities.

Average earning assets represented 94.17% of average total assets for the first nine months of 2001 compared to 96.00% for the same period of 2000. Average loans represented approximately 78.91% of average deposits in the first nine months of 2001 and 76.05% for the comparable period in 2000. Average loans as a percent of assets were 60.74% and 59.30% for the nine-month period ended September 30, 2001 and 2000 respectively.

The decrease in deposits of $5,185,778 from December 31, 2000 to September 30, 2001 is due mainly to the seasonal fluctuation of deposits as many corporate customers build up cash balances for year-end. In addition, the corporation has become less aggressive in competing for higher-priced funds.

Shareholders' equity was $45,690,280 on September 30, 2001 compared to $43,136,917 on December 31, 2000. Book value per common share increased to $13.34 or 6.98% from $12.47 at year-end 2000. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $12.54 at September 30, 2001 or an increase of 3.13% over the comparable book value at year-end 2000.

Result of Operations

First Nine Months of 2001 as compared to the First Nine Months of 2000

Pre-tax net income for the first nine months of 2001 was $4,629,473 compared to $4,227,204 during the same period of 2000, representing a 9.52% increase.

Interest income was $18,312,305, a decrease of 6.66%. Reasons for this decrease were the reduction in holdings of investment securities and decreases in the prime-lending rate that are associated with a weakening in the general economy. The loan return rate decreased twenty-five (25) basis points to 8.20% and the securities return rate increased four (4) basis points to 6.56%. The return rate on total average earning assets decreased to 7.62% versus a 7.69% return from a year ago. Average earning asset volume declined $19,532,255, representing a 5.74% decrease.

Interest expense was $7,504,354, a decrease of 13.99% mainly due to the downward pricing of deposits from reasons mentioned above. The cost rate on average interest-bearing liabilities was 4.07%, a twenty-eight (28) basis point decrease from a year ago. Average interest-bearing liability volume declined $21,359,524, a decrease of 8.00%. This decrease in volume is mainly attributed towards the retirement of short-term borrowings held by the corporation a year ago.

Net interest income contracted slightly to $10,807,951 and represented 4.23% of average total assets compared to 4.11% during the first nine months of 2000.

The average allowance for loan losses increased 23.00% to $2,619,999. By comparison, total average loans remained flat year-to-date. The 2001 first nine months provision for loan losses was $429,350, compared to $1,140,000 for the first nine months of 2000, representing a 62.34% decrease.

Net interest income after the application of the provision for loan losses increased 6.42% to $10,807,951, representing a 4.06% return on total average assets compared to 3.68% for the first nine months of 2000.

Non-interest income increased 20.83% to $1,946,403. Asset management and trust fees increased 17.70% to $409,195. Service charges on deposit accounts increased 10.66% to $560,011. Other service charges and fees rose 8.09% to $560,011. Other income decreased 65.83% to $386,063. This decrease reflects an

$822,875 premium that the corporation received in 2000 from selling the credit card portfolio. Net securities gains of $7,093 were realized on sold investments. In 2000, losses of $912,482 were realized on sold investments as the corporation reinvested the premium from the credit card loan portfolio sale to reposition the investment portfolio for enhanced future performance.

Non-interest expense reached $7,695,531, an increase of 7.83%, or $559,006, while total average assets declined 3.74%. Personnel costs rose 6.83%, a $265,313 increase. This increase is due to higher compensation and hospitalization expenses. Net occupancy expense rose 4.94%, or $21,638. Furniture and equipment expense declined 17.38%, representing a cost decrease of $112,841. Pennsylvania shares tax expense was $311,020, an increase of 9.20%. Other expense rose 19.06%, which equated to a $358,699 increase. Increases in advertising, professional fees and automated teller machine expense were the primary reasons for the rise in this category.

Federal income tax on total first nine months earnings was $1,219,400 compared to $959,100 a year ago. The change in tax rate is due to the reduction in tax-free investment income that occurred with the restructuring of the investment portfolio. Net income after taxes increased $141,969 to $3,410,073, an increase of 4.34%. The annualized return on average assets was 1.34% for the first nine months of 2001 compared to 1.23% for the nine months ended September 30, 2000. The annualized return on average equity through September 30, 2001 was 10.23% and had been 10.63% through the first nine months of 2000.

Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

Pre-tax net income for the third quarter of 2001 declined 11.22% and was $1,203,086 compared to $1,355,148 during the same period of 2000.

Interest income was $5,955,756 a decrease of 11.22%. The loan return rate decreased fifty (50) basis points to 8.00%, the securities return rate decreased forty-nine (49) basis points to 6.29% and the return rate on total average earning assets decreased forty-five (45) basis points to 7.39%. The decline in the securities return rate is partly attributable to surplus funds being temporarily placed in overnight funds pending the forward settlement of higher yielding securities which commenced in August and will be completed in October. Total average earning assets decreased $22,517,730, or 6.53%.

Interest expense was $2,394,762 a decrease of 22.28%. The average interest-bearing liabilities declined by $22,176,363. The cost rate decreased to 3.86%, a seventy (70) basis point decrease from a year ago.

The average allowance for loan losses increased 2.36% to $2,535,696, while total average loans declined by 2.42%. The 2001 third quarter provision for loan losses was $429,350, compared to $510,000 for the third quarter of 2000, representing a 15.81% decrease.

Net interest income after the application of the provision for loan losses decreased 1.05% to $3,131,644 representing a 3.62% return on total average assets compared to 3.52% for the third quarter of 2000.

Non-interest income increased 118,398 or 20.49%, to $696,159. Asset management and trust income increased 17.04% to $124,879. Service charges on deposit accounts increased 17.97% to $211,683. Other service charges and fees grew 4.21% to $174,029. Net gains of $11,876 were realized on securities sold in the third quarter.

Non-interest expense rose $237,331, a 9.94% increase. Personnel costs rose $134,508, a 10.97% increase. Net occupancy expense declined $2,416 a 1.63% decrease. Furniture and equipment expense declined $61,548, a 26.04% decrease. Pennsylvania shares tax expense rose $8,572, an increase of 8.84%. Other expense rose $158,215, a 23.28% increase. Increases in advertising, professional fees and automated teller machine expense were the primary reasons for the rise in this category.

Federal income tax on total third quarter earnings was $256,300 compared to $345,900 a year ago. The change in tax rate is due to the greater tax-free income through municipal securities and the BOLI program investment. Net income after taxes decreased $62,462 to $946,786, a 6.19% decrease. The annualized return on average assets was 1.10% for the three months ended September 30, 2001 compared to 1.12% for the third quarter of 2000. The annualized return on average equity for the third quarter of 2001 was 8.40% compared to 9.70% for the third quarter of 2000.

LIQUIDITY

Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale that carried a book value of $110,025,477 on September 30, 2001. The bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source of liquidity for long- and short-term funding. Additional short-term funding is available through federal funds lines of credit that are established with correspondent banks.

Investments maturing within one year were 8.16% of total assets on September 30, 2001 and .85% on September 30, 2000.

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

INTEREST

SENSITIVITY (In thousands)

The following table presents this information as of September 30, 2001 and December 31, 2000:

	September 30, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 1,202	$ 2,404	$ 6,598	$ 13,194	$66,387	$20,241
Federal funds sold and other deposits with banks	1,423	-	-	-	-	-
Loans	28,626	4,292	5,585	10,516	93,776	63,267
Total interest-sensitive assets	31,251	6,696	12,183	23,710	160,163	83,508

Interest-bearing liabilities:
Certificates of deposits	9,535	13,774	28,788	25,116	21,260	1,547
Other interest-bearing liabilities	-	4,447	4,447	6,597	41,484	51,669
Other-term borrowings	2,550	5,000	5,000 -	-	15,000	10,000
Total-interest sensitive liabilities	12,085	23,221	38,235	31,713	77,744	63,216
Interest sensitivity gap	$ 19,166	$(16,525)	$(26,052)	$(8,003)	$82,419	$ 20,292

Cumulative gap	$19,166	$ 2,641	$(23,411)	$(31,414)	$51,005	$ 71,297

Ratio of cumulative gap to earning assets	5.92%	0.82%	(7.24%)	(9.71%)	15.77%	22.04%

	December 31, 2000
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 521	$ 1,052	$ 1,601	$ 3,250	$41,089	$ 52,163
Federal funds sold and other deposits with banks	284	-	-	-	-	-
Loans	31,751	3,771	5,405	13,842	85,694	66,958
Total interest-sensitive assets	32,556	4,823	7,006	17,092	126,783	119,121

Interest-bearing liabilities:
Certificates of deposits	14,790	21,175	18,767	29,502	24,337	5,750
Other interest-bearing liabilities	-	4,122	4,122	6,009	39,222	49,787
Other-term borrowings	7,575	-	-	5,000	5,000	-
Total-interest sensitive liabilities	22,365	25,297	22,889	40,511	68,559	55,537
Interest sensitivity gap	$ 10,191	$(20,474)	$(15,883)	$(23,419)	$58,224	$ 63,584

Cumulative gap	$10,191	$(10,283)	$(26,166)	$(49,585)	$ 8,639	$ 72,223

Ratio of cumulative gap to earning assets	3.26%	(3.29%)	(8.38%)	(15.87%)	2.77%	23.12%

CREDIT QUALITY RISK

The following table presents a comparison of loan performance as of September 30, 2001 with that of September 30, 2000. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. As of September 30, 2001 the corporation had no other real estate owned.

	At September 30,
	2001	2000
Non-performing Loans:
Loans on non-accrual basis	$ 2,743,289	$ 196,826
Past due loans	35,498	116,710
Renegotiated loans	64,422	427,272
Total Non-performing Loans	$ 2,843,209	$ 740,808
Other real estate owned	$ -	$ 98,154
Total Non-performing Assets	$ 2,843,209	$ 838,962

Loans outstanding at end of period	$ 208,867,208	$ 212,982,479
Average loans outstanding (year-to-date)	$ 206,619,793	$ 206,551,835
Non-performing loans as percent of total
Loans	1.36%	.35%
Provision for loan losses	$ 429,350	$ 1,140,000
Net charge-offs	$ 325,868	$ 323,460
Net charge-offs as percent of average
Loans	.16%	.16%
Provision for loan losses as
Percent of net charge-offs	131.76%	352.44%
Allowance for loan losses as
percent of average loans outstanding	1.37%	1.32%

CAPITAL RESOURCES

Shareholders' equity for the first nine months of 2001 averaged $44,454,742, which represents an increase of $3,461,818 over the average capital of $40,992,924 recorded in the same period of 2000. These capital levels represented a capital ratio of 13.06% in 2001 and 11.59 in 2000. When the loan loss allowance is included, the 2001 capital ratio becomes 13.83%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 2001, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 20.85% and 22.10% respectively. The leverage ratio was 12.31%.

CAPITAL RESOURCES (continued)

The table below presents the corporation's capital position at September 30, 2001

(Dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 42,967	20.85
Tier I Requirement	8,244	4.00

Total Equity Capital	$ 45,547	22.10
Total Equity Capital Requirement	16,488	8.00

Leverage Capital	$ 42,967	12.54
Leverage Requirement	13,708	4.00

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in changes in net interest income as interest rates change.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the corporation's interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

/s/ Gregg E. Hunter
Dated: November 13, 2001	Gregg E. Hunter,
Vice Chairman and Chief Financial Officer

Dated: November 13, 2001	/s/ Ryan M. Glista
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
Free from Blairsville, Derry,
Greensburg, Kecksburg, Latrobe,
Ligonier and New Alexandria.
1-800-803-BANK
Free from all other locations.

INSURANCE
Commercial National Insurance Services	Commercial National Insurance Services is a partnership
232 North Market Street	of Gooder & Mary, Inc., and Commercial National Investment
Ligonier, PA 15658	Corporation, a wholly -owned subsidiary of Commercial National
724/238-4617	Financial Corporation.
877/205-4617 (toll free)
724/238-0160 (fax)
cnisinfo@cnbinsurance.com
www.cnbinsurance.com