Form 10-K
period 2001-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2002-03-28
CIK 866054

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

None None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS

Common Stock, $2 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of registrant's common stock held by
non-affiliates of registrant based on the closing sale price
on the NASDAQ National Market System on March 22, 2002.	$42,863,668

Number of shares of common stock outstanding at March 22, 2002.	3,434,296

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II, and IV of this report. Portions of the definitive Proxy Statement related to the annual meeting of shareholders to be held May 21, 2002 are incorporated by reference into Part III, except for the performance graph, Compensation Committee Report and Audit Committee Report.

Commercial National Financial Corporation

Form 10-K

INDEX

Part I

PAGE

ITEM 1.	Business
	Description of Business .....................................	3
	Competition .................................................	4
	Supervision and Regulation ..................................	4
	Effects of Governmental Policies.............................	4
	Consolidated Financial and Statistical Profile...............	5
ITEM 2.	Properties ..................................................	9
ITEM 3.	Legal Proceedings ...........................................	9
ITEM 4.	Submission of Matters to a Vote of Security Holders .........	9

PART II
ITEM 5.	Market for Registrant's Common Stock Equity and Related
	Shareholder Matters.........................................	10
ITEM 6.	Selected Financial Data......................................	11
ITEM 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operation..........................	11
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk ..	11
ITEM 8.	Financial Statements and Supplementary Data .................	12
ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosures ...................................	13
PART III
ITEM 10.	Directors and Executive Officers of the Registrant ..........	14
ITEM 11.	Executive Compensation ......................................	14
ITEM 12.	Security Ownership of Certain Beneficial Owners and
	Management..................................................	14
ITEM 13.	Certain Relationships and Related Transactions ..............	14

PART IV
ITEM 14.	Exhibits, Financial Statement Schedules and Reports
	On Form 8-K.................................................	15

Part I

Item 1. BUSINESS

Description of Business

Commercial National Financial Corporation (the corporation) is a Pennsylvania corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and as a financial holding company under the Gramm Leach Bliley Act of 1999 (GLB). The corporation is owner of 100% of the outstanding shares of common stock of Commercial National Bank of Pennsylvania (the bank). The bank has been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, Pennsylvania, two (2) in Unity Township, Pennsylvania and one (1) each in Ligonier, West Newton, Greensburg, Murrysville and Hempfield Township, Pennsylvania. The Bank established an asset management/trust department in 1994 which is located in the building that houses the Greensburg banking office. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building that houses the bank's downtown Latrobe banking office is the location of the corporation's and the bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system.

The bank plans to open a tenth banking office in May, 2002, which will be located within the Redstone Highlands retirement complex in Murrysville, Pennsylvania. The bank also entered into an agreement in March, 2002 to acquire a branch office of Great American Federal located in Norwin, Pennsylvania. That acquisition is expected to close during the second quarter of 2002.

Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with 24 hour a day automatic teller machines. Bank ATM units are also located on the campuses of Saint Vincent College in Unity Township and the University of Pittsburgh at Greensburg, the terminal of the Westmoreland County Airport in Unity Township, the reception lobby of the Latrobe Area Hospital in Latrobe, and an in-store machine in the Norvelt Open Pantry and the New Alexandria Qwik Mart. A separate freestanding drive-up teller staffed banking facility is attached to the Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

The corporation's business activities involve holding the stock of the bank and of Commercial National Investment Corporation, which owns 50% of Commercial National Insurance Services. The other 50% is owned by Gooder Agency, Inc., of Ligonier, Pennsylvania. Commercial National Insurance Services is an insurance agency which offers a full array of insurance products and services to consumer and commercial markets surrounding the Ligonier area.

The bank offers the full range of banking services normally associated with a general commercial banking business. Services include extending credit, providing deposit services, marketing non-deposit investments and offering financial counseling. The ATM system described above is a part of the MAC, Cirrus, Honor, Plus and Star networks, which provides the bank's customers access to an extensive regional and national network. The bank also has implemented a comprehensive electronic Online Banking system. By using a personal computer with internet access, customers can access their Commercial National Bank accounts, perform common banking tasks and pay bills 24 hours a day, seven days a week, 365 days a year.

Competition

Throughout the bank's service area, substantial competition exists both for deposit and loan products. The competitors range from major financial institutions, such as Citizens Bank of Pennsylvania, National City Bank and PNC Bank, N.A., to several national and state banks, thrift institutions, credit unions, mortgage brokers and finance companies. Even though some portions of the thrift industry have experienced fairly extensive restructuring, the level of competitive activity in the bank's service area remains strong. Competition for certificates of deposit and money market deposits remains vigorous, with the representatives of insurance companies and securities brokers soliciting customers in the bank's market area. In addition, out-of-area institutions, including retailers continue to solicit business for credit cards, residential mortgages and automobile financing.

Supervision and Regulation

The corporation and the bank are subject to the supervision of the following regulatory bodies: The Federal Reserve Board, the Office of the Comptroller of the Currency, the Securities and Exchange Commission, and the Federal Deposit Insurance Corporation. The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors. The Federal Reserve Board monitors holding company activity while the Office of the Comptroller of the Currency is the bank's primary banking regulator. No regulatory restrictions or actions are currently pending against the corporation or the bank.

GLB permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies". Financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature". GLB also provides for expansion of the list of permissible activities as necessary for a financial holding company to keep abreast of competitive and technological change. The corporation was designated a financial holding company in March 2000 by the Federal Reserve Board.

Although it preserved the Federal Reserve Board as the umbrella supervisor of financial holding companies, GLB adopted an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve Board has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company. In addition, GLB contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve Board involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

Significant Accounting Policies

Note 1 to the corporation's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the corporation and its results of operations.

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

EMPLOYEES

As of December 31, 2001, the corporation, the bank and other subsidiaries of the corporation had a total of 123 full-time-equivalent employees.

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE

The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operation in the annual report to shareholders for the year ended December 31, 2001, portions of which are incorporated herein by reference.

Securities Portfolio

The following table presents the composition of the securities portfolio at year-end for the years indicated:

	Amortized Cost at December 31
	2001	2000	1999

U.S. Treasury securities and other
U.S. Government agencies and
corporations	$ 93,304,814	$ 81,225,195	$ 72,567,628
Obligations of states and political
subdivisions	20,437,479	18,450,654	51,542,799
Other securities	2,382,011	3,369,612	3,371,638

Total	$116,124,304	$103,045,461	$127,482,605

Loans

Final loan maturities excluding consumer installment and mortgage loans and before unearned income at December 31, 2001: (in thousands)

	Within	One-Five	After
	One Year	Years	Five Years

Total

Commercial and Industrial	$ 6,982	$ 9,450	$ 819	$ 17,251
Real estate-construction	1,629	-	-	1,629
Other	2,827 *	1,303	9,415	13,545

Totals	$11,438	$ 10,753	$ 10,234	$ 32,425

Loans at fixed interest rates		$ 7,993	$ 9,924	$ 17,917
Loans at variable interest rates		2,760	310	3,070

		$ 10,753	$ 10,234	$ 20,987

*Includes $1.6 million Pennsylvania Higher Education Assistance Agency loans with no fixed maturity date.

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE (continued)

Non-performing Loans

The following table details, for each of the most recent five years, the year end amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

Dec. 31, 2001
Loans on non-accrual basis	$ 2,492,432
Loans past due 90 days or more	122,966
Renegotiated loans	59,854
Total	$ 2,675,252

Dec. 31, 2000
Loans on non-accrual basis	$ 358,429
Loans past due 90 days or more	207,834
Renegotiated loans	170,572
Total	$ 736,835

Dec. 31, 1999
Loans on non-accrual basis	$ 517,644
Loans past due 90 days or more	187,259
Renegotiated loans	493,215
Total	$ 1,198,118

Dec. 31, 1998
Loans on non-accrual basis	$ 95,032
Loans past due 90 days or more	320,438
Renegotiated loans	572,352
Total	$ 987,822

Dec. 31, 1997
Loans on non-accrual basis	$ 23,172
Loans past due 90 days or more	659,078
Renegotiated loans	948,128
Total	$ 1,630,378

The increase in non-accrual loans from 2000 to 2001 is due to the general economic slowdown as well as the corporation's implementation during 2001 of an enhanced loan assessment program. The assessment enhances the corporation's ability to identify loans which may be problems or which the borrower may be unable to repay under the terms of the original agreement. On December 31, 2001, $1,089,008 of the non-accrual loans were current with interest and principal payments recognized on a cash basis only.

At present no other outstanding loans present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 2001 the corporation had no other real estate owned and no in-substance foreclosures.

Effect of non-accrual loans on interest income during 2001 is as follows:

Non-accrual
Loans
Gross amount of interest that would have
been recorded at original rates	$ 89,707
Less: Interest that was reflected in income	41,574
Net reduction to interest income	$ 48,133

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE (continued)

Summary of Loan Loss Experience

The table below provides an analysis of the allowance for loan losses for the five years ended December 31, 2001:

December 31,
	2001	2000	1999	1998	1997

Loans outstanding at beginning of year,
net of unearned income	$207,956,789	$204,839,335	$192,115,160	$183,481,157	$159,935,523

Average loans outstanding	$206,680,783	$207,343,068	$194,664,755	$186,418,665	$169,849,234

Allowance for loan losses:
Balance, beginning of year	$ 2,736,712	$ 1,919,453	$ 1,914,174	$ 1,882,251	$ 2,035,818

Loans charged off:
Commercial, industrial & other	89,507	70,342	2,678,266	24,306	4,859
Installment and charge card	55,476	232,915	616,786	377,353	437,003
Real estate	354,724	92,019	12,971	11,208	6,446
Total loans charged off	499,707	395,276	3,308,023	412,867	448,308

Recoveries:
Commercial, industrial & other	3,347	2,000	-	300	-
Installment and charge card	29,234	34,045	23,596	9,490	22,669
Real estate	4,518	490	-	-	2,072
Total recoveries	37,099	36,535	23,596	9,790	24,741

Net loans charged off	462,608	358,741	3,284,427	403,077	423,567
Provision charged to expense	540,350	1,176,000	3,289,706	435,000	270,000

Balance, end of year	$ 2,814,454	$ 2,736,712	$ 1,919,453	$ 1,914,174	$ 1,882,251

Ratios:
Net charge-offs as a percentage
of average loans outstanding	.22%	.17%	1.69%	.22%	.25%

Allowance for loan losses
as a percentage of average loans
Outstanding	1.36%	1.32%	.99%	1.03%	1.11%

Management review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a quarterly basis and is considered in conjunction with current economic conditions and the current requirements of the appropriate regulatory agencies. Due to the recent decline in the general economy and slowdown in lending experienced by the corporation, management expects loan loss trends to be consistent with the two most recent years.

As a result of this on-going study, management believes that the reserve amount shown for December 31, 2001 is adequate to offset the losses which may exist as a result of under collateralization or uncollectibility.

Management maintains an allowance for loan losses that it considers adequate based on the evaluation process that it performs on a quarterly basis. As part of this process, management considers it appropriate to maintain a portion of the allowance that is based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan

CONSOLIDATED FINANCIAL AND STATISTICAL PROFILE (continued

Summary of Loan Loss Experience (continued)

losses is reflected as the unallocated portion in the table below that indicates the distribution of the allowance as of the end of each of the last five years.

	2001	2000	1999	1998	1997

Amount

Amount

Amount

Amount

Amount

Commercial	$2,563,880	$1,894,444	$396,833	$455,375	$554,430
Real Estate	62,886	194,446	65,378	29,290	231,458
Consumer	31,252	234,979	1,069,275	912,703	622,050
Unallocated	156,459	412,843	387,967	516,805	474,312

Total	$2,814,454	$2,736,712	$1,919,453	$1,914,173	$1,882,250

Deposits

The following table presents average deposits by type and the average interest rates paid as of 2001, 2000 and 1999:

			December 31,
	2001		2000		1999

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand	$47,411,930	- %	$ 45,127,383	- %	$ 41,744,536	- %
Interest bearing demand	20,480,266.68		20,552,997.68		21,376,716.72
Money market	38,499,568	3.00	43,301,728	3.53	43,545,503	3.51
Savings	46,002,576	2.39	45,405,821	2.54	46,836,966	2.52
Time	108,841,052	5.21	118,235,702	5.51	115,189,889	5.11

Total	$261,235,392	3.09%	$272,623,631	3.42%	$268,693,610	3.26%

Remaining maturities of certificates of deposit $100,000 or more:

			December 31,
	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent
Remaining maturity:

3 months or less	$11,217,163	60%	$19,910,828	59%	$26,559,928	72%
Over 3 through 6 months	3,083,318	16	2,999,206	9	4,159,920	11
Over 6 months through 12 months	2,190,147	12	7,145,067	21	3,166,384	8
	2,156,589	12	3,920,347	11	3,429,108	9

Total	$ 18,647,217	100%	$33,975,448	100%	$37,315,340	100%

Item 2. Properties

All of the corporation's banking and support facilities are owned with the exception of one(1) banking office and an adjacent drive-up facility, both of which are leased. All of the properties are used in their entirety for banking purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the corporation and the bank. Physical locations can be found on page 31 of the Annual Report to Shareholders.

Item 3. Legal Proceedings

Other than proceedings that occur in the normal conduct of business, there are no legal proceedings to which either the corporation or the subsidiaries is a party that will have any material effect on the financial position of the corporation and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the corporation's security holders during the last quarter of its fiscal year ended December 31, 2001.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information appearing in the annual report to shareholders for the fiscal year ended December 31, 2001 on page 20 is incorporated herein by reference in response to this item. As of March 22, 2002 there were 519 shareholders of record of the registrant's common stock. The number of beneficial shareholders is approximately 770.

Item 6. Selected Financial Data

Information appearing in the annual report to shareholders for the fiscal year ended December 31, 2001 on page 21 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operation

Information appearing in the annual report to shareholders for the fiscal year ended December 31, 2001 on pages 22 through 27 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The corporation's interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This committee establishes policies that monitor and coordinate the corporation's sources, uses and pricing of funds. The committee is also involved with management in the corporation's planning and budgeting process.

The corporation regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank's relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally, the committee and management utilize a simulation model in assessing the corporation's interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities, (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (5) other factors. Inclusion of these factors in the model is intended to more accurately project the corporation's changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing January 1, 2002.

$ Change in Projected

% Change in Projected

Change in Interest

Baseline

Baseline

Rates

Net Interest Income

Net Interest Income

(dollar amounts in thousands)

+200 basis points

 $ (39)

-0.2%

+100 basis points

 $ (5)

0.0%

-100 basis points

 $ (241)

-1.5%

-200 basis points

 $ (736)

-4.6%

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

Item 8. Financial Statements and Supplementary Data

The corporation's consolidated financial statements, the notes thereto and the report of the independent certified public accountants are on pages 6 through 20 of the annual report to the shareholders for the fiscal year ended December 31, 2001 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 17, 2000, the corporation determined to discontinue its engagement of Stokes Kelly & Hinds, LLC, (SKH) as the independent auditors for the corporation and its subsidiaries. The reports of SKH on the financial statements of the corporation for the fiscal years ended 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to the uncertainty, audit scope or accounting principles. The decision to change independent auditors was recommended by the audit committee of the board of directors of the corporation.

During the corporation's two fiscal years ended December 31, 1998, and 1999, and during the period from January 1, 2000 to October 17, 2000, there were no disagreements with SKH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of SKH, would have caused them to make reference to the matter in their report.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name

	Age	Present and Previous Positions

Louis A. Steiner	71	Chairman of the board (1977 to present)
		Chief executive officer (1977 to 1997)

Louis T. Steiner	40	President (April 1998 to present),
		Vice Chairman (December 1995 to present)
		And chief executive officer (November 1997
		to present)

Gregg E. Hunter	43	Vice chairman and chief financial
		officer (December 1995 to present)

Wendy S. Schmucker	33	Secretary/treasurer and vice president,
		manager corporate administration (November
		1997 to present), assistant vice president
		and managing corporate officer (December
		1996 to October 1997), assistant
		secretary/treasurer and corporate
		and financial administrative officer
		(December 1995 to November 1996)

Ryan M. Glista	34	Vice president/comptroller (December 1997
		to present), assistant vice president/
		controller(December 1995 to November 1997)

Susan F. Robb	27	Assistant vice president (April 2001 to present),
		assistant secretary (April 1998 to present),
		corporate administrator (September 1997 to
		Present), customer service representative
		(September 1996 to September 1997)

Information appearing in the proxy statement related to the annual meeting of shareholders to be held May 21, 2002 on pages 4 and 5 is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," on page 9 of the proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information appearing in the proxy statement related to the annual meeting of shareholders to be held May 21, 2002 on pages 11 through 13 is incorporated herein by reference .. The stock performance graph and the Compensation Committee Report shall not be deemed to be "filed".

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information appearing in the proxy statement related to the annual meeting of shareholders to be held May 21, 2002 on page 7 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information appearing in the proxy statement related to the annual meeting of shareholders to be held May 21, 2002 on page 14 is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The consolidated financial statements and exhibits listed below are filed as part of this report. Financial statement schedules are omitted as they are not applicable.

(1)The corporation's consolidated financial statements, the notes thereto and the report of the independent public accounts are on pages 6 through 19 of the annual report to shareholders for the fiscal year ended December 31, 2001 and are incorporated herein by reference.

Page Number or
Exhibit		Incorporated by
Number

Description

Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the special meeting of
shareholders held
September 18, 1990

3.4	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the meeting of
shareholders held on
April 15, 1997

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2001	Filed herewith

16	Letter regarding change in	Filed herewith
Certifying accountant

21	Subsidiaries of the Registrant	Filed herewith
99	Independent auditor's report from previous certifying accountant	Filed herewith

(b) Reports on Form 8-K. None were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By: /s/ Louis T. Steiner
Louis T. Steiner, Vice Chairman, President
and Chief Executive Officer

March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY

DATE

/s/Louis A. Steiner	March 20, 2002
Louis A. Steiner, Chairman of the Board and Director
/s/Louis T. Steiner	March 20, 2002
Louis T. Steiner, Vice Chairman of the Board, Director and Principal Executive Officer
/s/ Gregg E. Hunter	March 20, 2002
Gregg E. Hunter, Vice Chairman of the Board, Director, Principal Financial and Accounting Officer
/s/Wendy S. Schmucker	March 20, 2002
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 20, 2002
John T. Babilya, Director
/s/George A. Conti, Jr.	March 20, 2002
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 20, 2002
Richmond H. Ferguson, Director
/s/Dorothy S. Hunter	March 20, 2002
Dorothy S. Hunter, Director
/s/Frank E. Jobe	March 20, 2002
Frank E. Jobe, Director

Roy M. Landers, Director
/s/John C. McClatchey	March 20, 2002
John C. McClatchey, Director
/s/Joseph A. Mosso	March 20, 2002
Joseph A. Mosso, Director
/s/Joedda M. Sampson	March 20, 2002
Joedda M. Sampson, Director

/s/Debra L. Spatola	March 20, 2002
Debra L. Spatola, Director
/s/George V. Welty	March 20, 2002
George V. Welty, Director

/c/C. Edward Wible	March 20, 2002
C. Edward Wible, Director

EXHIBIT INDEX TABLE OF CONTENTS

Exhibit
Number	Description

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001

16	Consent letter regarding change in
certifying accountant

21	Subsidiaries of the Registrant

99	Independent auditor's report from
previous certifying accountant

Exhibit 16 - Consent letter regarding change in certifying accountant

March 27, 2002

Commercial National Financial Corporation

900 Ligonier Street

Latrobe, PA 15650

Gentlemen:

We have read the proposed disclosure entitled "Auditors", to be filed with the Securities and Exchange Commission on or about March 29, 2002 as part of Commercial National Financial Corporation's Proxy Statement and are in agreement with the statements concerning our Firm contained therein. We have no basis to agree or disagree with other statements of the registrant contained therein.

/s/ Stokes & Hinds, LLC

Pittsburgh, Pennsylvania

Exhibit 21 - Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial National Bank of Pennsylvania	United States

Commercial National Investment Corporation	Pennsylvania

Exhibit 99 - Independent auditor's report from previous certifying accountant

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

/s/ Stokes & Hinds, LLC

Pittsburgh, Pennsylvania

January 28, 2000

The corporation will provide without charge to any shareholder a copy of its 2001 annual report on form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

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

Our mission is to acquire, organize and manage the resources required to offer personalized and professional financial services in a manner that demonstrates our concern for understanding and meeting the needs of the individuals, families, businesses and other organizations in our marketplace.

In fulfilling our mission, we give constant consideration to the well-being of our employees, not only in terms of economic benefit, but also by guaranteeing a working environment that .

- encourages personal and profession development,

- fosters individual dignity and

- demands the highest ethical standards

.. so that each employee can experience a sense of satisfaction in an personal identity with the accomplishments we achieve together.

Our responsibility to the communities we are privileged to serve requires our involvement as a corporation, as well as a commitment by our employees and directors, to respond to community development and improvement needs with a continual investment of both time and funds.

All of our activities are carefully planned and professionally conducted to provide our shareholders with a reasonable and regular profit so that their ongoing investment will constantly increase in value.

To Our Shareholders

For many of us, 2001 represented a year that was marked by new highs but was also a time of challenging lows. The highs experienced by your corporation are a reflection of the accomplishments that all those employed in our various business lines were able to achieve. We posted record earnings for the year and the fourth quarter of $4,904,923 and $1,494,850, respectively. These earnings were recorded during a year when the national and local economies had slowed from the frenzied speculation-driven pace of recent years.

We are only as good as the people who work here.

As an organization we are proud of our employees. They come to work each and every day with a goal of providing our customers with the best financial products and services. In addition to their work responsibilities, many serve as volunteers with a variety of service groups in order to make our communities a better place to live.

During 2001, your corporation continued to play its part as a community "citizen". Over $140,000 in donations and community sponsorships were granted to a variety of local service organizations involved in helping the residents of the communities we serve.

Commercial National Bank of Pennsylvania's senior management staff was strengthened during 2001 with the addition of Gerard R. Kunic as Executive Vice President and Chief Operating Officer. Gerry brings with him over 30 years of banking experience having served most recently as president and chief executive officer at another financial institution in the Pittsburgh area. Gerry is responsible for the retail, commercial and technology divisions of the bank.

The Chairman's Award is presented to those individuals who consistently perform above and beyond the expectations of their jobs. These exemplary employees are nominated by their supervisor and recognized at a meeting of the board of directors. In 2001, the following individual received the Chairman's Award for her special effort:

Helen Ferrenberg

Teller

Pleasant Unity Community Office

.was honored for her contributions to a bank sales campaign.

Our services continue to expand.

Commercial National Bank continued to provide employees with the enhanced technology needed to better serve its customers. In the first quarter of the year, platform automation was fully utilized in all nine community offices to provide more efficient identification and satisfaction of customer needs.

Customers continue to use the multiple service delivery avenues available to them. In addition to our local community offices, customers can access their accounts through an extensive ATM network including our newest unit at the University of Pittsburgh at Greensburg. The bank's automated telephone banking system, TouchTone Teller, handles over 20,000 calls each month. The popularity of the Internet and its acceptance by our customers for banking with us was evidenced by the increase of Online Banking transactions during 2001.

In July 2001, Commercial National Bank received regulatory approval to open its tenth banking facility, which will be located within the Redstone Highlands retirement complex in Murrysville. This new office will allow residents and employees of the facility to conduct banking transactions on-site and is expected to open in May 2002.

The Asset Management and Trust Division continued to show solid growth in revenues and assets under management. Revenues earned during 2001 experienced double-digit growth while assets under management exceeded $115 million at year-end. The division provided a positive contribution to the bank's profitability in 2001.

Commercial National Insurance Services has completed its second full year of operation. The insurance agency is 50% owned by the corporation and finished 2001 with positive net income. The ability to offer both asset management and insurance services places the corporation in an excellent position to continue meeting a wide range of financial needs of its present and potential customers.

Financial performance remains strong.

Commercial National Financial Corporation continues to maintain a solid financial base characterized by substantial earnings and strong capitalization that gives your company the ability to move confidently into the future. The following information illustrates this observation.

Audited earnings for the year were $4,904,923 or $1.43 per share. This compares favorably to 2000's earnings and earnings per share of $4,631,512 and $1.32, respectively. The fourth quarter of the year produced record earnings of $1,494,850.

"Earnings Per Share"

Year	Earnings Per Share

1997	$1.14
1998	$1.29
1999	$0.90
2000	$1.32
2001	$1.43

The competition for deposits coupled with the record eleven rate cuts by the Federal Reserve posed a challenge to maintaining and growing our deposit base. At year-end, total deposit volume amounted to $255 million in comparison to $267 million at the end of 2000.

The loan portfolio contracted from $208 million at the end of 2000 to $202 million at the end of 2001. Reduction in outstanding loans occurred in most loan categories and reflected an intentional effort to reconfigure our loan portfolio.

Interest income amounted to $24 million down from $26 million in 2000 as a result of declining loan balances and market rate decreases. Interest expense totaled $9.7 million for the year as compared to $11.7 million a year earlier. The contraction in deposits together with lower market rates reduced interest costs. As a result, the corporation's net interest income grew to $14.7 million.

The provision for loan losses decreased for the year. Efforts to recover the funds associated with the single major default experienced in 1999 continued.

Other operating income amounted to $2.6 millionup from $2.4 million in 2000. This improvement came from an increase in the fees generated by the asset management and trust division and from new diversified insurance investments with associated tax benefits.

Other operating expenses for 2001 rose to $10.2 million from $9.5 million a year earlier. Personnel and legal costs represented the majority of this increase.

The return on average assets increased from 1.32% in 2000 to 1.43% for the year ended December 31, 2001. The return on average equity for the year was 10.90% compared to 11.21% for 2000. The strong capital position of the corporation together with $2.2 million in after-tax net unrealized gains within the securities portfolio was responsible for the reduction in this ratio.

Total assets at year-end amounted to $343 million as compared to $330 million for 2000. This increase is primarily the result of an expansion of the corporation's bond portfolio.

The share price of Commercial National Financial Corporation stock (traded as CNAF on the Nasdaq Stock Market, Inc.) strengthened by 24% to end the year at $18.12 from the 2000 year-end price of $14.63. This contrasted favorably with the performance of many other publicly traded firms during a year of tremendous volatility in the stock market.

"Change in Year-End Stock Price"

Year	Year-end Stock Price

1997	$18.25
1998	$19.88
1999	$18.50
2000	$14.63
2001	$18.12

Dividend payout to investors increased during 2001 by 11.8% to $0.76 up from $0.68 in 2000. The earnings stream to the corporation's shareholders from dividends remains one of management's most important responsibilities. Consistent payments are a tangible reward to the shareholder's on-going confidence in the corporation's board of directors and senior leadership.

"Dividends Paid Per Share"

Year	Dividends per Share

1997	$0.35
1998	$0.42
1999	$0.60
2000	$0.68
2001	$0.76

In Conclusion.

Much has already been said about September 11 th in the media. The unspeakable events of that day affected all of us. Many knew of or worked with people who perished that day. Their sacrifices and heroism must not and will not be forgotten.

The continued support that shareholders give to the corporation and its employees is greatly appreciated. We look forward to working on your behalf in the future.

/s/ Louis T. Steiner

Louis T. Steiner

Vice Chairman,

President and Chief

Executive Officer

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,	2001	2000
ASSETS

Cash and due from banks on demand	$9,512,523	$9,532,528
Interest bearing deposits with banks	599,745	284,136
Securities available for sale	119,396,065	104,703,464

Loans	202,335,164	207,956,789
Unearned income	(71,186)	(65,476)
Allowance for loan losses	(2,814,454)	(2,736,712)

Net loans	199,520,710	205,220,077

Premises and equipment	5,707,705	6,027,137
Accrued interest receivable	1,800,883	1,941,771
Other assets	6,490,927	2,156,010

Total assets	$343,028,558	$329,865,123

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$47,942,276	$49,027,941
Interest bearing	207,044,496	217,583,429

Total deposits	254,986,772	266,611,370

Short-term borrowings	4,275,000	7,575,000
Other liabilities	2,796,489	2,541,836
Long-term borrowings	35,000,000	10,000,000

Total liabilities	297,058,261	286,728,206

Shareholders' equity:
Common stock, par value $2 per share; authorized 10,000,000 shares; issued 3,600,000 shares; outstanding 3,426,096 and 3,458,355 shares in 2001 and 2000, respectively	7,200,000	7,200,000
Retained earnings	39,736,355	37,438,970
Accumulated other comprehensive income, net of deferred taxes 2001 $1,112,399; 2000 $563,721	2,159,362	1,094,282
Less treasury stock, at cost, 173,904 and 141,645 shares in 2001 and 2000, respectively	(3,125,420)	(2,596,335)

Total shareholders' equity	45,970,297	43,136,917

Total liabilities and shareholders' equity	$343,028,558	$329,865,123

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,	2001	2000	1999
Interest income:
Interest and fees on loans	$16,665,093	$17,513,408	$16,693,455
Interest and dividends on securities:
Taxable	6,161,185	6,916,752	5,432,186
Exempt from federal income taxes	924,250	1,504,099	2,043,482
Interest on deposits with banks	363,418	16,498	10,824
Interest on federal funds sold	285,044	105,030	122,785

Total interest income	24,398,990	26,055,787	24,302,732

Interest expense
Deposits	8,065,055	9,336,596	8,749,173
Short-term borrowings	95,446	528,580	471,711
Long-term borrowings	1,555,449	1,839,724	792,572

Total interest expense	9,715,950	11,704,900	10,013,456

Net interest income	14,683,040	14,350,887	14,289,276
Provision for loan losses	540,350	1,176,000	3,289,706

Net interest income after provision for loan losses	14,142,690	13,174,887	10,999,570

Other operating income:
Service charges on deposit accounts	778,618	716,231	691,899
Other service charges and fees	750,248	677,756	616,811
Net security gains (losses)	7,093	(691,700)	(349,940)
Trust department income	533,940	448,708	304,998
Gain on sale of credit card loans	-	822,875	-
Other income	561,973	391,048	721,452

Total other operating income	2,631,872	2,364,918	1,985,220

Other operating expenses:
Salaries and employee benefits	5,497,870	5,108,578	5,111,197
Net occupancy	603,150	588,858	580,883
Furniture and equipment	723,698	890,429	712,922
Pennsylvania shares tax	416,598	381,829	344,333
Other expenses	2,929,021	2,519,329	2,544,746

Total other operating expenses	10,170,337	9,489,023	9,294,081

Income before income taxes	6,604,225	6,050,782	3,690,709

Income tax expense	1,699,302	1,419,270	487,104

Net income	$4,904,923	$4,631,512	$3,203,605

Earnings per share, basic and diluted	$1.43	$1.32	$0.90

See Notes to Consolidated Financial Statements

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 1998	$7,200,000	$34,133,006	$1,828,643	$-	$43,161,649
Comprehensive income:
Net income	-	3,203,605	-	-	3,203,605
Change in unrealized net losses on securities available for sale of $(3,867,263), net of reclassification adjustment for losses included in net income of $230,960	-	-	(3,636,303)	-	(3,636,303)

Total comprehensive loss					(432,698)

Cash dividends declared, $0.60 per share	-	(2,145,625)	-	-	(2,145,625)
Purchases of treasury stock	-	-	-	(1,179,433)	(1,179,433)

Balance, December 31, 1999	7,200,000	35,190,986	(1,807,660)	(1,179,433)	39,403,893
Comprehensive income:
Net income	-	4,631,512	-	-	4,631,512
Change in unrealized net gains on securities available for sale of $2,445,420, net of reclassification adjustment for losses included in net income of $456,522			2,901,942		2,901,942
	-	-		-
Total comprehensive income					7,533,454

Cash dividends declared, $0.68 per share	-	(2,383,528)	-	-	(2,383,528)
Purchases of treasury stock	-	-	-	(1,416,902)	(1,416,902)

Balance, December 31, 2000	7,200,000	37,438,970	1,094,282	(2,596,335)	43,136,917
Comprehensive income:
Net income	-	4,904,923	-	-	4,904,923
Change in unrealized net gains on securities available for sale of $1,069,761, net of reclassification adjustment for gains included in net income of $(4,681)	-	-	1,065,080	-	1,065,080

Total comprehensive income					5,970,003

Cash dividends declared, $0.76 per share	-	(2,607,538)	-	-	(2,607,538)
Purchases of treasury stock	-	-	-	(529,085)	(529,085)

Balance, December 31, 2001	$7,200,000	$39,736,355	$2,159,362	$(3,125,420)	$45,970,297

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS FO CASH FLOWS
Years Ended December 31,	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,904,923	$4,631,512	$3,203,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691,674	793,492	717,001
Provision for loan losses	540,350	1,176,000	3,289,706
Net (accretion) amortization of securities and loan fees	(567,498)	(297,449)	77,801
Net security (gains) losses	(7,093)	691,700	349,940
Gain on sale of credit card loans	-	(822,875)	-
Deferred tax (benefit) expense	73,391	(78,687)	(118,693)
Change in assets and liabilities:
(Increase) decrease in:
Accrued interest receivable	140,888	116,154	152,984
Other assets	209,747	(108,064)	(403,630)
Income taxes receivable	93,272	869,947	(963,219)
Increase (decrease) in:
Interest payable	(425,298)	(130,519)	316,569
Income taxes payable	265,519	-	(3,307)
Other liabilities	88,427	(274,339)	(69,128)

Net cash provided by operating activities	6,008,302	6,566,872	6,549,629

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in deposits with other banks	(315,609)	274,645	(490,846)
(Increase) decrease in federal funds sold	-	5,750,000	(5,750,000)
Purchases of securities available for sale	(64,248,987)	(58,047,132)	(69,437,582)
Maturities, calls and principal repayments of securities available for sale	19,568,847	15,524,813	28,192,935
Proceeds from sales of securities available for sale	32,181,598	66,509,684	29,625,903
Net (increase) decrease in loans	5,153,307	(8,946,824)	(16,084,250)
Proceeds from sale of credit card loans	-	6,323,491	-
Purchases of premises and equipment	(372,242)	(516,175)	(993,959)
Proceeds from sale of foreclosed real estate	66,000	-	-
Purchase of bank owned life insurance	(5,000,000)	-	-

Net cash provided by (used in) investing activities	(12,967,086)	26,872,502	(34,937,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(11,624,598)	(6,336,033)	6,486,882
Net increase (decrease) in short-term borrowings	(3,300,000)	(7,425,000)	11,225,000
Proceeds from issuance of long-term borrowings	25,000,000	-	15,000,000
Repayments of long-term borrowings	-	(15,000,000)	-
Dividends paid	(2,607,538)	(2,383,528)	(2,145,625)
Purchase of treasury stock	(529,085)	(1,416,902)	(1,179,433)

Net cash provided by (used in) financing activities	6,938,779	(32,561,463)	29,386,824

Increase (decrease) in cash and cash equivalents	(20,005)	877,911	998,654

Cash and cash equivalents:
Beginning	9,532,528	8,654,617	7,655,963

Ending	$9,512,523	$9,532,528	$8,654,617

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31,	2001	2000	1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$10,141,248	$11,835,419	$9,696,887

Income taxes	$1,264,040	$1,442,900	$1,598,200

See Notes to Consolidated Financial Statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1

37391: SIGNIFICANT ACCOUNTING POLICIES

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

Certain items of the consolidated financial statements for the years ended December 31, 2000 and 1999 have been reclassified to conform with the December 31, 2001 presentation. None of these reclassifications affected net income.

Securities:

Debt securities that the corporation has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost. Debt and equity securities not classified as held to maturity securities are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Premiums and discounts are recognized as interest income using the interest method over the terms of the securities.

Net gain or loss on the sale of securities is determined using the specific identification method.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1

37689: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreclosed real estate:

Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

Allowance for loan losses:

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for loan losses (continued):

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

A loan is considered impaired when, based on current information and events, it is probable that the corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Advertising costs:

The corporation follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2001, 2000 and 1999 was $149,000, $72,000 and $115,000, respectively.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per share:

Earnings per share have been calculated on the weighted average number of shares outstanding of 3,432,389 in 2001, 3,511,603 in 2000 and 3,578,894 shares in 1999.

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

Recently issued accounting standards:

In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

38619: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards (continued):

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this statement became effective for the corporation in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. At December 31, 2001, the corporation had no goodwill or intangible assets on its balance sheet.

In July of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective for the corporation on January 1, 2003.

In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this statement became effective for the corporation on January 1, 2002.

Adoption of these statements is not expected to have a material impact on the corporation's financial condition or results of operations.

CASH AND DUE FROM BANKS ON DEMAND

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.) and non-personal time deposits (deposits with original maturities of 14 days or more). Reserves are maintained in the form of vault cash or a non-interest bearing balance held with the Federal Reserve Bank. The bank also maintains deposits with the Federal Reserve Bank and other banks for various services such as check clearing. The average required reserve at December 31, 2001 and 2000 was approximately $3,571,000 and $3,370,000, respectively.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

38921: SECURITIES

The amortized cost and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
December 31, 2001:
Obligations of U.S. Government agencies	$13,030,946	$339,974	$-	$13,370,920
Obligations of states and political subdivisions	20,437,479	387,662	(5,413)	20,819,728
Mortgage-backed securities	80,273,868	2,549,538	-	82,823,406
Equity securities	2,382,011	-	-	2,382,011

	$116,124,304	$3,277,174	$(5,413)	$119,396,065

December 31, 2000:
Obligations of U.S. Government agencies	$12,953,725	$224,102	$-	$13,177,827
Obligations of states and political subdivisions	18,450,654	394,969	(101,601)	18,744,022
Mortgage-backed securities	68,271,470	1,392,757	(252,224)	69,412,003
Equity securities	3,369,612	-	-	3,369,612

	$103,045,461	$2,011,828	$(353,825)	$104,703,464

The amortized cost and fair values of securities at December 31, 2001 by contractual maturity are shown below. Mortgage-backed securities maturities are based upon their estimated contractual maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due within one year	$12,550,097	$12,841,506
Due after one year through five years	38,846,722	40,506,938
Due after five years through ten years	62,345,474	63,665,610
Due after ten years	-	-
Equity securities	2,382,011	2,382,011

	$116,124,304	$119,396,065

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

41703: SECURITIES (CONTINUED)

Securities with amortized cost and fair values of $18,276,782 and $19,015,564, respectively, at December 31, 2001 and $33,896,711 and $33,919,513, respectively, at December 31, 2000 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains of $77,835, $400,475 and $243,708 and gross losses of $70,742, $1,092,175 and $593,648 were realized on those sales and calls of securities during 2001, 2000 and 1999, respectively.

Equity securities consist of restricted investments in Federal Reserve Bank stock, Federal Home Loan Bank stock and an investment in Commercial National Insurance Services.

LOANS

Loans at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Commercial loans	$17,251,180	$25,802,529
Real estate loans:
Commercial	71,699,119	66,051,811
Construction	1,629,135	2,380,737
Other	95,795,479	100,347,143
Installment loans	2,486,375	3,433,993
Municipal loans	10,989,898	7,114,306
Other loans	2,555,164	2,891,746
	$202,406,350	$208,022,265

The corporation's loan portfolio is collateralized with assets located within Western Pennsylvania. Although the corporation has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions.

During 2000, the corporation sold its credit card loan portfolio which had a principal balance of $6.3 million. The gain recognized on this sale was $822,875 which is included in other income.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

42767: ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows :

	Year Ended December 31,
	2001	2000	1999

Balance, January 1	$2,736,712	$1,919,453	$1,914,174
Loans charged off	(499,707)	(395,276)	(3,308,023)
Recoveries on previously charged off loans	37,099	36,535	23,596
Provision for loan losses	540,350	1,176,000	3,289,706

Balance, December 31	$2,814,454	$2,736,712	$1,919,453

At December 31, 2001 and 2000, the recorded investment in loans considered to be impaired was $12,601,053 and $13,195,222, respectively. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $12,730,673, $14,569,050 and $6,697,653, respectively. Impaired loans with balances of $7,516,022 and $3,656,173 at December 31, 2001 and 2000 had related allowance for loan losses of $1,947,719 and $1,601,651, respectively. Interest income on impaired loans of $1,080,215, $1,302,588 and $624,414 was recognized for cash payments received in 2001, 2000 and 1999, respectively.

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, financial standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the contract or notional amount of those instruments :

	December 31,
	2001	2000	1999

Financial instruments whose contracts amounts represent credit risk:
Commitments to extend credit	$30,962,966	$35,543,427	$65,792,354
Standby letters of credit	595,995	1,400,131	1,787,191
Financial standby letters of credit	3,041,452	3,462,355	4,154,814

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31, 2001 and 2000 is as follows :

	2001	2000

Premises	$6,299,739	$6,261,195
Leasehold improvements	228,317	214,866
Furniture and equipment	5,123,803	4,892,068
	11,651,859	11,368,129
Less accumulated depreciation and amortization	6,770,385	6,167,223
	4,881,474	5,200,906
Land	826,231	826,231

	$5,707,705	$6,027,137

45273: INTEREST BEARING DEPOSITS

Interest bearing deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $18,547,217 and $34,075,448 at December 31, 2001 and 2000, respectively. Interest expense related to certificates of $100,000 or greater was $1,682,552, $3,236,224 and $1,870,326 for the years ended December 31, 2001, 2000 and 1999, respectively.

Interest bearing deposits at December 31, 2001 and 2000 are detailed as follows:

	2001	2000

Savings accounts	$50,287,302	$44,156,613
NOW accounts	14,653,449	13,044,025
Money market NOW accounts	7,258,555	8,200,474
Federally insured money market accounts	43,469,909	37,727,396
Time deposits	91,375,281	114,454,921

	$207,044,496	$217,583,429

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

46017: INTEREST BEARING DEPOSITS (CONTINUED)

Included in time deposits at December 31, 2001 were certificates of deposit with the following scheduled maturities:

2002	$69,740,455
2003	10,996,440
2004	3,448,178
2005	5,575,521
2006 and thereafter	1,614,687

$91,375,281

46525: SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 and 2000 were as follows:

	Ending Balance	Average Balance	Average Rate

December 31, 2001:
Federal funds purchased	$4,275,000	$1,150,411	3.22%
Borrowings from Federal Home Loan Bank	-	1,767,123	3.31

	$4,275,000	$2,917,534	3.27%

Maximum total at any month-end	$16,500,000

December 31, 2000:
Federal funds purchased	$2,575,000	$1,836,270	6.54%
Borrowings from Federal Home Loan Bank	5,000,000	6,277,049	6.51

	$7,575,000	$8,113,319	6.51%

Maximum total at any month-end	$25,875,000

At December 31, 2001, the corporation had approved but unused funding availability from lines of credit of $30,000,000.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

48077: SHORT-TERM BORROWINGS (CONTINUED)

Interest expense on short-term borrowings for the years ended December 31, 2001, 2000 and 1999 is detailed as follows :

	2001	2000	1999

Federal funds purchased	$37,003	$120,149	$116,389
Federal Reserve Discount Window	-	-	477
Borrowings from Federal Home Loan Bank	58,443	408,431	354,845

Total interest on short-term borrowings	$95,446	$528,580	$471,711

48747: LONG-TERM BORROWINGS

Long-term borrowings consist of Federal Home Loan Bank (FHLB) advances which are collateralized by certain mortgages and investment securities. The bank is required to maintain an investment in the capital stock of the FHLB of Pittsburgh in an amount of 1% of mortgage related assets as calculated at December 31 of each year.

Advances from the FHLB at December 31, 2001 and 2000 consisted of the following:

	2001		2000
Stated Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

November 2005	$5,000,000	4.82%	$5,000,000	4.82%
March 2006	5,000,000	4.85		-
March 2009	5,000,000	5.52	5,000,000	5.52
March 2011	5,000,000	4.28		-
March 2011	5,000,000	5.23		-
March 2011	5,000,000	5.37		-
March 2016	5,000,000	5.27		-

	$35,000,000	5.05%	$10,000,000	5.17%

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM BORROWINGS (CONTINUED)

Outstanding advances are convertible rate notes which carry an option, at the interest rate change date, to repay the advance without incurring a prepayment penalty.

Advances from the FHLB of Pittsburgh are secured by the bank's stock in the FHLB of Pittsburgh, qualifying residential mortgage loans, U.S. Government securities, U.S. agency securities and mortgage-backed securities issued or guaranteed by GNMA, FHLMC and FNMA to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at December 31, 2001 is $142,000,000.

50383: EMPLOYEE BENEFIT PLANS

The corporation sponsors an employee profit sharing plan available to all employees with at least one year of service. The corporation contributes to the plan, as determined by the Board of Directors, in an amount not to exceed 15% of compensation of eligible participants. The corporation also has a supplemental retirement plan for certain retired employees. The expense for the employee benefit plans was $595,480, $605,651 and $580,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Gross change in unrealized gains (losses) on securities available for sale	$1,620,851	$3,705,181	$(5,859,489)
Less reclassification adjustment for (gains) losses realized in income	(7,093)	691,700	349,940
Net unrealized gains (losses)	1,613,758	4,396,881	(5,509,549)
Tax effect	548,678	1,494,939	(1,873,246)

Net of tax amount	$1,065,080	$2,901,942	$(3,636,303)

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

51305: INCOME TAXES

The components of the net deferred tax asset at December 31, 2001 and 2000 are as follows:

	2001	2000

Allowance for loan losses	$798,109	$771,677
Accrued benefits	120,917	135,067
Deferred loan fees	24,204	22,262

Total deferred tax assets	943,230	929,006

Securities accretion	156,836	69,221
Unrealized net gains on securities available for sale	1,112,399	563,721

Total deferred tax liabilities	1,269,235	632,942

Net deferred tax asset (liability)	$(326,005)	$296,064

The income tax provision is summarized for the years ended December 31, 2001, 2000 and 1999 as follows:

	2001	2000	1999

Current	$1,625,911	$1,497,957	$605,796
Deferred	73,391	(78,687)	(118,692)

	$1,699,302	$1,419,270	$487,104

The tax provision for financial reporting purposes differs from the amount computed by applying statutory rates to income before income taxes. The differences for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Tax at statutory rates:	$2,245,437	$2,057,262	$1,254,841
Tax-exempt interest and dividend income	(538,145)	(709,589)	(759,541)
Non-deductible interest expense	58,101	92,376	90,021
Income on life insurance	(74,066)	(26,964)	(105,819)
Other	7,975	6,185	7,602

	$1,699,302	$1,419,270	$487,104

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

53581: FAIR VALUE OF FINANCIAL INSTRUMENTS

Below are various estimated fair values of the corporation's financial instruments at December 31, 2001 and 2000, as required by Statement of Financial Accounting Standards No. 107 (FAS 107). Such information is based on the requirements set forth in FAS 107 and does not purport to represent the aggregate net fair value of the corporation. It is the corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the corporation had to use estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management recognizes that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and the methodologies in absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

The following methods and assumptions were used by the corporation in estimating financial instrument fair values:

Cash and short term investments :

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

Deposit liabilities:

For deposits which are payable on demand at the reporting date, representing all deposits other than time deposits, management estimated that the carrying value of such deposits is a reasonable estimate of fair value. The carrying amounts of certificates of deposit approximate their fair values at the report date. Fair values of fixed rate time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregate expected maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings:

The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Accrued interest receivable and payable:

The carrying amount of accrued interest receivable and payable is considered a reasonable estimate of fair value.

Long-term borrowings:

Fair values of fixed rate borrowings are estimated by discounting the future cash flows using the corporation's estimated incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments:

The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

December 31, 2001

			December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term Investments	$10,112,268	$10,112,268	$9,816,664	$9,816,664
Securities available for sale	119,396,065	119,396,065	104,703,464	104,703,464
Loans, net of allowance	199,520,710	208,348,928	205,220,077	201,249,728
Accrued interest receivable	1,800,883	1,800,883	1,941,771	1,941,771

Financial liabilities:
Deposits	254,986,772	257,131,826	266,611,370	267,491,524
Short-term borrowings	4,275,000	4,275,000	7,575,000	7,575,000
Accrued interest Payable	1,048,224	1,048,224	1,473,522	1,473,522
Long-term borrowings	35,000,000	35,650,000	10,000,000	9,624,100

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-
Financial standby letters of credit	-	-	-	-

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

56173: RELATED PARTY TRANSACTIONS

Some of the corporation's or the bank's directors, principal officers, principal stockholders and their related interests had transactions with the bank in the ordinary course of business during 2001. All loans and commitments to loans in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than normal risk of collectibility or present other unfavorable features. It is anticipated that further such extensions of credit will be made in the future. The aggregate amount of credit extended to these directors and principal officers was approximately $2,162,856 and $3,439,165 at December 31, 2001 and 2000, respectively.

The following is an analysis of loans to those parties whose loan balances exceeded $60,000 for the year ended December 31, 2001:

Balance, January 1, 2001	$2,074,935
Advances	3,114,707
Repayments	(3,637,877)

Balance, December 31, 2001	$1,551,765

56492: CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The corporation and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the corporation and the bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the corporation and the bank meet all capital adequacy requirements to which they are subject.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

56669: CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (CONTINUED)

As of December 31, 2001, the most recent notification from the regulatory agencies categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There has been no conditions or events since those notifications that management believes have changed those categories.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total capital (to risk weighted assets):
Commercial National Financial Corp.	$46,264,431	23.6%	$3 15,673,503	3 8.0

N/A

Commercial National Bank	46,248,984	23.6	3 15,671,368	3 8.0%	$3 19,589,210	3 10.0%
Tier I capital (to risk weighted assets):
Commercial National Financial Corp.	43,810,934	22.4	3 7,836,752	3 4.0

N/A

Commercial National Bank	43,795,817	22.4	3 7,835,684	3 4.0	3 11,753,548	3 6.0
Tier I capital (to average assets):
Commercial National Financial Corp.	43,810,934	12.7	3 13,801,850	3 4.0

N/A

Commercial National Bank	43,795,817	12.7	3 13,800,019	3 4.0	3 17,250,023	3 5.0

As of December 31, 2000:
Total capital (to risk weighted assets):
Commercial National Financial Corp.	$44,507,063	22.6%	$3 15,750,559	3 8.0

N/A

Commercial National Bank	44,502,326	22.6	3 15,746,792	3 8.0%	$3 19,683,490	3 10.0%
Tier I capital (to risk weighted assets):
Commercial National Financial Corp.	42,042,635	21.4	3 7,875,279	3 4.0

N/A

Commercial National Bank	42,038,479	21.4	3 7,873,396	3 4.0	3 11,810,094	3 6.0
Tier I capital (to average assets):
Commercial National Financial Corp.	42,042,635	12.5	3 13,486,633	3 4.0

N/A

Commercial National Bank	42,038,479	12.5	3 13,486,088	3 4.0	3 16,857,610	3 5.0

The amount of funds available to a parent from its subsidiary bank is limited for all national banks by restrictions imposed by the Comptroller of the Currency. Dividends from the bank were restricted not to exceed $2,451,000 at December 31, 2001. These restrictions have not had, and are not expected to have, a significant impact on the corporation's ability to meet its cash obligations.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

60529: CONDENSED FINANCIAL INFORMATION OF COMMERCIAL NATIONAL

FINANCIAL CORPORATION (PARENT ONLY)

STATEMENTS OF FINANCIAL CONDITION

December 31,	2001	2000

ASSETS

Cash	$5,179	$1,910
Investment in subsidiary, CNB	45,955,589	43,132,761
Investment in subsidiary, CNIC	24,010	13,634
Other assets	200	3,092

Total assets	$45,984,978	$43,151,397

LIABILIIES AND SHAREHOLDERS' EQUITY

Liabilities, accounts payable	$14,681	$14,480
Shareholders' equity	45,970,297	43,136,917

Total liabilities and shareholders' equity	$45,984,978	$43,151,397

STATEMENTS OF INCOME

Years Ended December 31,	2001	2000	1999

Dividends from subsidiary, CNB	$3,136,623	$3,800,430	$3,325,058
Fees from subsidiary, CNB	189,000	161,500	147,000
Expenses	(188,824)	(123,094)	(152,245)
	3,136,799	3,838,836	3,319,813
Applicable tax benefit (expense)	-	(13,059)	1,784
	3,136,799	3,825,777	3,321,597
Equity in excess undistributed earnings of Subsidiaries	1,768,124	805,735	(117,992)

Net income	$4,904,923	$4,631,512	$3,203,605

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

62742: 62743: CONDENSED FINANCIAL INFORMATION OF COMMERCIAL NATIONAL

FINANCIAL CORPORATION (PARENT ONLY) (CONTINUED)

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,904,923	$4,631,512	$3,203,605
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,768,124)	(805,735)	117,992
(Increase) decrease in other assets	2,892	(3,092)	-
Increase (decrease) in accounts payable	201	(24,965)	1,640

Net cash provided by operating activities	3,139,892	3,797,720	3,323,237

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,607,538)	(2,383,528)	(2,145,625)
Purchase of treasury stock	(529,085)	(1,416,902)	(1,179,433)

Net cash used in financing activities	(3,136,623)	(3,800,430)	(3,325,058)

Increase (decrease) in cash	3,269	(2,710)	(1,821)

Cash:
Beginning	1,910	4,620	6,441

Ending	$5,179	$1,910	$4,620

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders

Commercial National Financial Corporation and Subsidiaries

Latrobe, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Commercial National Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Commercial National Financial Corporation for the year ended December 31, 1999 were audited by other auditors whose report, dated January 28, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial National Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Pittsburgh, Pennsylvania

January 25, 2002

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

The management of Commercial National Financial Corporation and its subsidiaries, Commercial National Bank of Pennsylvania and Commercial National Investment Corporation, is responsible for the preparation, content and integrity of the financial statements contained in this annual report and all other information in the other sections of the annual report, including amounts that must necessarily be based on management's judgments and estimates. Managements believes that the financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in the annual report is consistent with those financial statements, management depends upon the corporation's accounting system and related internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is augmented by written policies and procedures and by examinations performed by our internal audit staff, which reports to the Board of Directors through the Board's Audit Committee.

The appointment of the independent auditors for the corporation and its subsidiaries is recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders of the corporation. The Audit Committee, composed solely of outside directors, meets on a scheduled basis with the internal auditors and, as requested, with the independent auditors to discuss and review the scope and findings of their respective audits. The independent auditors and the internal auditors each have full access to the Audit Committee, without management present, to discuss internal accounting control, accounting, auditing and financial reporting matters.

Quarterly Summary of Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2001 and December 31, 2000 are as follows:

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$6,162,552	$6,193,997	$5,955,756	$6,086,685
Interest expense	2,508,647	2,600,945	2,394,762	2,211,596
Net interest income	3,653,905	3,593,052	3,560,994	3,875,089
Provision for loan losses	-	-	429,350	111,000

Net interest income after
provision for loan losses	3,653,905	3,593,052	3,131,644	3,764,089

Other income (including security
transactions)	584,603	665,641	696,159	685,469

Other expenses	2,525,041	2,545,773	2,624,717	2,474,806

Income before taxes	1,713,467	1,712,920	1,203,086	1,974,752
Applicable income taxes	477,600	485,500	256,300	479,902
Net income	$1,235,867	$1,227,420	$ 946,786	$1,494,850
Earnings per share	$ .36	$ .36	$ .28	$ .43

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$6,356,808	$6,505,292	$6,756,149	$6,437,538
Interest expense	2,774,878	2,869,095	3,081,376	2,979,551
Net interest income	3,581,930	3,636,197	3,674,773	3,457,987
Provision for loan losses	165,000	465,000	510,000	36,000

Net interest income after
provision for loan losses	3,416,930	3,171,197	3,164,773	3,421,987

Other income (including security
transactions)	507,090	525,978	577,761	754,089

Other expenses	2,397,809	2,351,330	2,387,386	2,352,498

Income before taxes	1,526,211	1,345,845	1,355,148	1,823,578
Applicable income taxes	304,700	308,500	345,900	460,170
Net income	$1,221,511	$1,037,345	$1,009,248	$1,363,408
Earnings per share	$ .35	$ .29	$ .29	$ .39

Common Stock Information

The following table sets forth the high and low sales prices for the common stock, as reported on The Nasdaq Stock Market, Inc., and the cash dividends declared per share on the common stock for the periods indicated.

			Cash Dividend
2001	High	Low	Per Share
First Quarter	$16.38	$13.50	$.19
Second Quarter	20.00	14.61	.19
Third Quarter	19.10	16.50	.19
Fourth Quarter	18.75	17.70	.19

2000
First Quarter	$18.50	$13.50	$.17
Second Quarter	19.75	13.63	.17
Third Quarter	18.50	13.25	.17
Fourth Quarter	18.25	14.63	.17

Commercial National Financial Corporation common stock is traded in the over-the-counter market on The Nasdaq Stock Market, Inc. under the trading symbol "CNAF" with an additional descriptive listing of "CmclNat."

Selected Financial Data

The following financial information is not covered by the auditor's report and must be read in conjunction with the consolidated financial statements and related notes along with management's discussion and analysis of financial condition and results of operations.

Years Ended December 31,
	2001	2000	1999	1998	1997
Interest income
Interest & fees on loans	$16,665,093	$17,513,408	$ 16,693,455	$ 16,755,493	$ 15,312,410
Interest & dividends on
Securities	7,085,435	8,420,851	7,475,668	6,862,194	6,521,952
Interest on money market
Investments	648,462	121,528	133,609	49,405	47,530

Total interest income	24,398,990	26,055,787	24,302,732	23,667,092	21,881,892

Interest expense-deposits	8,065,055	9,336,596	8,749,173	9,537,002	9,388,643
Interest expense-short-term borrowings	95,446	528,580	471,711	493,784	288,495
Interest expense-long-term borrowings	1,555,449	1,839,724	792,572	287,795	-

Total interest expense	9,715,950	11,704,900	10,013,456	10,318,581	9,677,138

Net interest income	14,683,040	14,350,887	14,289,276	13,348,511	12,204,754
Provision for loan losses	540,350	1,176,000	3,289,706	435,000	270,000

Net interest income after
provision for loan losses	14,142,690	13,174,887	10,999,570	12,913,511	11,934,754

Other operating income	2,631,872	2,364,918	1,985,220	1,733,090	1,489,069
Other operating expenses	10,170,337	9,489,023	9 ,294,081	8,540,644	8,063,437

Income before taxes	6,604,225	6,050,782	3,690,709	6,105,957	5,360,386
Applicable income taxes	1,699,302	1,419,270	487,104	1,465,071	1,273,777

Net income	$ 4,904,923	$ 4,631,512	$ 3,203,605	$ 4,640,886	$ 4,086,609

Per share data
Net income	$ 1.43	$ 1.32	$ .90	$ 1.29	$ 1.14
Dividends declared	$ .76	$ .68	$ .60	$ .42	$ .35
Average shares outstanding	3,432,389	3,511,603	3,578,894	3,600,000	3,600,000

At end of period
Total assets	$343,028,558	$329,865,123	$355,297,990	$326,379,353	$319,741,956
Securities	119,396,065	104,703,464	124,743,186	119,090,980	118,382,089
Loans and leases	202,406,350	208,022,265	204,959,798	192,239,249	183,639,085
Allowance for loan losses	2,814,454	2,736,712	1,919,453	1,914,174	1,882,251
Deposits	254,986,772	266,611,370	272,947,403	266,460,521	260,689,757
Long-term borrowings	35,000,000	10,000,000	25,000,000	10,000,000	-
Shareholders' equity	45,970,297	43,136,917	39,403,893	43,161,649	38,445,011

Key ratios
Return on average assets	1.43%	1.32%	.95%	1.46%	1.39%
Return on average equity	10.90	11.21	7.50	11.47	11.14
Net loans-to-deposit ratio	78.25	78.00	74.34	71.38	69.66
Dividend payout ratio (dividends
declared divided by net income)	53.16	51.46	66.98	32.58	30.83
Equity-to-assets ratio (average equity
divided by average total assets)	13.12	11.82	12.68	12.72	12.47

Management's Discussion and Analysis

of

Financial Condition and Results of Operations

Introduction

The purpose of this discussion and the accompanying financial data is to provide aid in understanding and evaluating the financial condition and results of operations of Commercial National Financial Corporation (the corporation) for the years ending on December 31, 2001, 2000 and 1999. This information should be read in conjunction with the consolidated financial statements and related footnotes for the years under review.

All material intercompany transactions have been eliminated in consolidation.

Financial Condition

Total assets at December 31, 2001 increased $13,163,435 since the end of 2000. The increase was primarily in securities as the corporation was able to periodically invest in securities while yields were attractive due to inflation concerns associated with the aggressive easing caused by the economic slowdown. Other assets increased due to the funding of a Bank Owned Life Insurance program that commenced in the second quarter. Total loan volume decreased as the subsidiary bank experienced softer loan demand, associated with the weakening economy, and incorporated changes in its commercial lending culture, renewing its emphasis on credit quality and targeting specific segments of commercial lending to be its primary focus of business. The corporation expects that these factors will result in continued decreases in loan volume during 2002.

In the first quarter of the year, the corporation extended its interest-bearing liabilities as long-term borrowing costs declined in reaction to the decisions of the Federal Reserve to ease monetary policy. During the second and third quarters, surplus funds were temporarily invested in federal funds sold and interest-bearing deposits with the Federal Home Loan Bank of Pittsburgh while gradually being re-deployed into higher yielding investment securities.

Average earning assets represented 93.85% of average total assets for the year compared to 96.00% for 2000. Average loans represented approximately 79.12% of average deposits for 2001 and 76.05% for 2000. Average loans as a percentage of total assets were 60.29% and 59.30% for December 31, 2001 and 2000, respectively.

The decrease in deposits of $11,624,598 between December 31, 2001 and December 31, 2000 is attributed to lower market rates throughout the year along with the corporation becoming less aggressive in competing for more rate-sensitive funds through matching competitor certificate of deposit promotions.

Shareholders' equity was $45,970,297 on December 31, 2001 compared to $43,136,917 on December 31, 2000. Book value per common share increased to $13.42 or 7.62% from $12.47 at year-end 2000. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $12.79 at December 31, 2001 or an increase of 5.18% over the comparable book value at year-end 2000.

Results of Operations

Net income for 2001 was $4,904,923, reflecting an increase of $273,411 when compared to net income of $4,631,512 in 2000. The reasons for this increase were improved net interest income, a lower provision for loan losses and higher operating income all of which offset a 7% increase in operating expense. Earnings in 1999 of $3,203,605 were significantly impacted by a pre-tax charge of $2,619,706 due to the default of a single commercial loan relationship. The after-tax effect of the loss decreased earnings in 1999 by $1,729,006. Earnings per share were $1.43 in 2001 compared to earnings of $1.32 in 2000 and $0.90 in 1999.

Return on average assets was 1.43% in 2001, 1.32% in 2000 and 0.95% in 1999. For the same years, return on average equity was 10.90%, 11.21% and 7.50%, respectively. Return on average assets and return on average equity for 1999 were adversely affected by the previously described charge-off.

Net Interest Income

The largest segment of earnings is represented by net interest income, which is calculated by deducting the interest paid on interest-bearing liabilities from the interest received on interest-earning assets. In 2001, net interest income was $14,683,040 compared to $14,350,887 in 2000 and $14,289,276 in 1999. The return on earning assets, calculated on a tax-equivalent basis, equaled 7.84% in 2001 compared to 8.08% in 2000 and 7.94% in 1999. The cost-of-funds rate was 3.93% in 2001, 4.47% in 2000 and 4.00% in 1999. The tax-equivalent net interest margin was 4.82% in 2001, 4.60% in 2000 and 4.82% in 1999. In 2001, the corporation was able to lower deposit and borrowing rates at a faster rate than the realized yield declines of loans and securities. In 2000, higher cost of funding in a rising rate environment coupled with the loss of ongoing interest income from the bank's sale of the credit card loan portfolio were the major contributing factors to a lower net interest margin.

Average earning assets decreased $13,886,525 in 2001 and grew $15,195,803 in 2000 and $18,875,552 in 1999. The corporation experienced overall loan contraction in 2001 due to weak demand and a change of focus in the commercial lending that will target specific business segments. Also contributing to the average earning asset decrease in 2001 was lower volumes in investment securities throughout the year because of the relative declines in market yields. In 2000, loan growth in the first half of the year offset the sale of the credit card portfolio and contributed heavily towards the increase in average earning assets over 1999.

Average interest-bearing liabilities decreased $14,755,501 in 2001 but rose $11,740,155 in 2000 and $13,088,953 in 1999. The decrease in average interest-bearing liabilities from 2000 to 2001 was attributed to declines in the interest-bearing deposits as the corporation experienced outflows due to the lower rate environment. Funding needed to support loan growth in 2000 was primarily led by increases in long-term debt from the Federal Home Loan Bank and time deposits.

C OMMERCIAL NATIONAL FINANCIAL CORPORATION

Financial Comparisons
Consolidated Average Balance Sheet, Interest Income/Expense and Rates

2001	2000	1999

	Average	Interest	Yield or	Average	Interest	Yield or	Average	Interest	Yield or
	Balance	Income/	Rate (a)	Balance	Income/	Rate (a)	Balance	Income/	Rate (a)
		Expense			Expense			Expense
Interest-earning Assets
Loans (b)(c) net of unearned income	$206,680,783	$16,665,093	8.23%	$207,343,068	$17,513,408	8.59%	$194,664,755	$16,693,455	8.58%
Taxable securities	80,776,752	6,161,185	7.63	96,284,706	6,916,752	7.18	82,519,029	5,432,186	6.58
Non-taxable securities	18,077,452	924,250	7.75	29,970,497	1,504,099	7.60	40,568,028	2,043,482	7.63
Interest-bearing deposits with banks	9,592,529	363,418	3.79	233,496	16,498	7.07	136,426	10,824	7.93
Federal funds sold	6,612,740	285,044	4.31	1,795,014	105,030	5.85	2,542,740	122,785	4.83
Total earning assets	321,740,256	24,398,990	7.84	335,626,781	26,055,787	8.08	320,430,978	24,302,732	7.94

Non-interest-earning Assets
Cash	7,694,771			7,481,338			7,826,298
Allowance for loan losses	(2,671,013)			(2,283,390)			(1,909,438)
Other assets	16,043,929			8,798,388			10,460,125
Total non-interest-earning assets	21,067,687			13,996,336			16,376,985

Total assets	$342,807,943			$349,623,117			$336,807,963

Liabilities and Shareholders' Equity
Interest-bearing Deposits
NOW accounts	$ 20,480,266	$ 139,826.68		$ 20,552,997	$ 139,885.68		$21,376,716	$ 154,154.72
Money Market accounts	38,499,568	1,153,952	3.00	43,301,728	1,527,244	3.53	43,545,503	1,528,089	3.51
Savings deposits	46,002,576	1,101,229	2.39	45,405,821	1,153,342	2.54	46,836,966	1,180,938	2.52
Time deposits	108,841,052	5,670,048	5.21	118,235,702	6,516,125	5.51	115,189,889	5,885,992	5.11
Short-term borrowings	2,917,534	95,446	3.27	8,113,319	528,580	6.51	8,588,090	471,711	5.49
Long-term borrowings	30,383,562	1,555,449	5.12	26,270,492	1,839,724	7.00	14,602,740	792,572	5.43

Total interest-bearing liabilities	247,124,558	9,715,950	3.93	261,880,059	11,704,900	4.47	250,139,904	10,013,456	4.00

Non-interest-bearing deposits	47,411,930			45,127,383			41,744,536
Other liabilities	3,283,283			1,297,731			2,227,436
Shareholders' equity	44,988,172			41,317,944			42,696,087
Total non-interest-bearing
Funding sources	95,683,385			87,743,058			86,668,059

Total liabilities and
shareholders' equity	$342,807,943			$349,623,117			$336,807,963

Net Interest Income and Net Yield
on Interest Earning Assets		$14,683,040	4.82%		$14,350,887	4.60%		$14,289,276	4.82%

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

The following table illustrates the impact a The following table illustrates the impact and interaction of rate and volume changes for the years under review:

Analysis of Year-to-Year Changes in Net Interest Income

	2001 Change from 2000			2000 Change from 1999
	Total	Change Due	Change Due	Total	Change Due	Change Due
	Change	To Volume	to Rate	Change	to Volume	To Rate

Interest-earning assets
Loans net of unearned income	$ (848,315)	$ (55,940)	$ (792,375)	$ 819,953	$1,087,227	$ (267,274)
Securities
Taxable	(755,567)	(1,114,037)	358,470	1,484,566	906,187	578,379
Non-taxable	(579,849)	(596,864)	17,015	(539,383)	(533,816)	(5,567)
Interest-bearing deposits with banks	346,920	661,276	(314,356)	5,674	7,702	(2,028)
Federal funds sold	180,014	281,895	(101,881)	(17,755)	(36,107)	18,352

Total interest income	(1,656,797)	(823,670)	(833,127)	1,753,055	1,431,193	321,862

Interest-bearing liabilities
Deposits	(1,271,541)	(561,140)	(710,401)	587,423	21,094	566,329
Short-term borrowings	(433,134)	(338,504)	(94,630)	56,869	(26,077)	82,946
Long-term borrowings	(284,274)	288,038	(572,312)	1,047,152	633,273	413,879

Total interest expense	(1,988,949)	(611,606)	(1,377,343)	1,691,444	628,290	1,063,154

Net interest income	$ 332,152	$ (212,064)	$ 544,216	$ 61,611	$ 802,903	$ (741,292)

Included in interest income are loan fees of $336,208 in 2001, $329,339 in 2000 and $211,752 in 1999.

Allowance for Loan Losses

The provision for loan losses is the amount added to the allowance against which actual loan losses are charged. The amount of the provision is determined by an analysis of the loan portfolio's size, quality and risk potential as compared to the size of the allowance itself. The amount of the provision was $540,350 in 2001, $1,176,000 in 2000 and $3,289,706 in 1999. For each of the same years the net charge-off against the allowance for loan losses was $462,200, $358,741 and $3,284,427, respectively. The lower 2001 provision was the result of enhancements to loan review and the allowance for loan loss adequacy study that were implemented in 2000. The provision in 2000 was much greater than net charge-offs due to the enhancements mentioned above. In 1999, the majority of the provision was due to the charge-off of a single commercial account relationship previously described.

On December 31, 2001, the allowance for loan losses equaled 1.39% of total loans compared to 1.32% at the end of 2000 and 0.94% at the end of 1999. In 2001, the allowance increased by approximately $75,000 over 2000 while total loans decreased by $5,600,000.

Loans that were past due 90 days or more, or were on non-accrual represented 1.32% of total loans on December 31, 2001, 0.39% on December 31, 2000 and 0.58% on December 31, 1999. The corporation's policy is to place a loan on non-accrual basis when it becomes 90 days past due provided that the loan is well collateralized and gives evidence of a reasonable likelihood for full collection. Also, a loan is placed on non-accrual in the event of a material decline in business activity that may affect the borrower's ability to repay the loan.

Other Operating Income and Expense

Total other operating income for 2001 of $2,631,872 increased by $266,954 from the $2,364,918 earned in 2000. The year was productive for the bank's Asset Management and Trust Division as the unit added new products and services, resulting in the addition of numerous clients. Those efforts generated asset management and trust income of $533,940, up from last year by $85,232. Service charges on deposit accounts grew $62,387 to $778,618. Other service charges and fees increased by $72,492 to $750,248. Net gains on sold investments amounted to $7,093.

In 2001, other income decreased by $651,950 to $561,973. Included in other income during 2000 was a premium of $822,875 received by the bank for the sale of its credit-card loan portfolio. In 1999, total other operating income was $1,985,220.

Contributing to the 2000 increase from 1999 were increases in trust department and other income which included the credit card premium described in the previous paragraph. In 2000, the credit card loan portfolio sale premium was utilized by the corporation to reposition the investment portfolio and offset a loss of $691,700 in sold securities to take advantage of higher yields that were available in the bond market.

Total other operating expense increased $681,314 to $10,170,337 for 2001 compared to $9,489,023 in 2000. Personnel expense, accounting for more than 50% of total non-interest expense, increased 7.62% or $389,292 in 2001. Annual salary and hospitalization increases along with incentive compensation payouts due to the bank reaching specified income and performance goals were the main contributors to the increase in personnel expense. Net occupancy expense increased by a modest $14,292. Pennsylvania shares tax increased $34,769 over 2000 while other operating expense increased $409,692. Increases in advertising, professional fees and automated teller expense were the primary reasons for the 16.26% rise in other operating expense. Furniture and equipment expense declined $166,731 as the bank's core operating software became fully depreciated in mid-2001.

Total other operating expense increased 2% in 2000 from $9,294,081 in 1999. Furniture and equipment accounted for the majority of the increase in total other operating expense. Personnel expense remained flat in 2000. This was attributed to savings realized by incentive compensation accrual reductions due to the bank not reaching specified goals required to trigger certain aspects of the incentive performance plan. All other operating expenses varied only slightly from 1999.

Income tax expense was $1,699,302 in 2001, $1,419,270 in 2000 and $487,104 in 1999. The effective tax rate was 25.73%, 23.46% and 13.20%, respectively. The reason for 1999's lower tax expense and effective tax rate was related to the write-off of loans held by one large commercial account.

Liquidity

Liquidity measurements attempt to evaluate the corporation's ability to meet the cash-flow needs of its depositors and borrowers. The primary source of liquidity is deposit growth. Additional liquidity is provided by the maturity of investments in loans and securities and the principal and interest received from those earning assets. Another source of liquidity is represented by the corporation's ability to sell both loans and available-for-sale securities. The bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source for liquidity for long- and short-term funding. Additional sources of funding from financial institutions have been established for short-term funding.

On December 31, 2001, total deposits were $11,624,598 less than on December 31, 2000. Interest-bearing deposits decreased $10,538,933 in 2001 while demand deposits decreased an additional $1,085,665. The decrease in total deposits was attributed to lower rates throughout the year caused by the declining economy and maturities of jumbo certificates of deposit that were not scheduled to reinvest with the bank.

The amortized cost of the corporation's securities portfolio was $116,124,304 on December 31, 2001. On that same date, the estimated market value of the entire securities portfolio was $119,396,065 which was higher than amortized cost by $3,271,761 and represented the net of $3,277,174 gross unrealized gains less $5,543 gross unrealized losses.

As of December 31, 2001, the corporation had available funding of approximately $142,000,000 at the FHLB with an additional $30,000,000 of short-term funding available through federal funds lines of credit.

The following tables present a five-year summary of loan classifications and the maturity distribution of securities on December 31, 2001.

Loans by Classification on December 31,

	2001		2000		1999		1998		1997
Cent Amount Cent Amount Cent Amount Cent Amount Cent

Commercial	$17,251,180	9%	$ 25,802,529	12%	$ 23,069,385	11%	$ 20,893,911	11%	$ 19,052,486	10%
Real estate - commercial	71,699,119	35	66,051,811	32	59,386,543	29	52,165,384	27	44,289,723	24
Real estate - construction	1,629,135	1	2,380,737	1	4,275,988	2	2,754,964	1	3,510,809	2
Real estate - other	95,795,479	47	100,347,143	48	99,769,594	49	96,210,304	50	95,570,632	52
Consumer - installment	2,486,375	1	3,433,993	2	4,396,065	2	5,388,246	3	6,219,577	4
Municipal	10,989,898	6	7,114,306	4	4,290,289	2	3,757,563	2	3,340,405	2
Other	2,555,164	1	2,891,746	1	9,771,934	5	11,068,877	6	11,655,453	6

Total loans	202,406,350	100%	208,022,265	100%	204,959,798	100%	192,239,249	100%	183,639,085	100%

Unearned income	(71,186)		(65,476)		(120,463)		(124,089)		(157,928)

Total loans, net of
unearned income	$202,335,164		$207,956,789		$204,839,335		$192,115,160		$183,481,157

Maturity Distribution of Securities on December 31, 2001

	U.S. Treasury	State &		Total	Weighted
	& other U.S. Govt.	Political	Other	Amortized	Average
	Agencies & Corp.	Subdivisions (1)	Securities	Cost	Yield

Within 1 year	$ 12,049,633	$ 500,464	$ -	$ 12,550,097	6.97
After 1 but within 5 years	32,431,433	6,415,289	-	38,846,722	8.03
After 5 but within 10 years	48,823,748	13,521,726	-	62,345,474	7.17
After 10 years	-	-	-	-
No fixed maturity	-	-	2,382,011	2,382,011	7.01

	$93,304,814	$20,437,479	$2,382,011	$116,124,304	7.49%

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

	Interest Sensitivity Analysis (In Thousands)

	0-30 Days		31-90 Days	91-180 Days	181-365 Days	1-5 Years	Over 5 Years
Interest-earning assets:
Securities	$3,755		$7,507	$11,265	$23,083	$54,610	$13,522
Federal funds sold &
other deposits with banks	600		-	-	-	-	-
Loans	27,613		3,679	5,230	9,589	93,079	60,486
Total interest-sensitive
Assets	31,968		11,186	16,495	32,672	147,689	74,008

Interest-bearing liabilities:
Certificates of deposit	14,627		16,694	19,051	19,236	20,020	1,615
Other interest-bearing liabilities	-		4,695	4,695	6,868	44,129	55,416
Other term borrowings	4,275	-	5,000	-	-	25,000	5,000
Total interest-sensitive
Liabilities	18,902		26,389	23,746	26,104	89,149	62,031

Interest sensitivity gap	$13,066		$(15,203) $	(7,251)	$6,568	$58,540	$11,977

Cumulative gap	$13,066		$(2,137)	$(9,388)	$(2,820)	$55,720	$67,697

Ratio of cumulative gap to
earning assets	4.09%		(0.67%)	(2.94%)	(0.88%)	17.43%	21.18%

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

For analytical purposes, the following table sets forth an allocation of the allowance for loan losses on December 31, 2001 and December 31, 2000 according to the categories indicated:

Allocation of the Allowance for Loan Losses
(dollar amounts in thousands)
	2001	2000
Commercial, Industrial, Financial,
Agricultural and Tax Free	$2,564	$1,895

Residential Mortgages	63	194

Loans to Individuals	31	235

Unallocated	156	413

Total	$2,814	$2,737

Allowance as a percentage of average
total loans, net of unearned income	1.36%	1.32%

Capital Resources

Shareholders' equity increased $2,833,380 during 2001 and was $45,970,297 on December 31, 2001 compared to $43,136,917 on December 31, 2000. Net unrealized gains on securities available for sale on December 31, 2001 temporarily increased shareholders' equity by $2,159,362. The corporation's stock repurchase program reduced shareholders' equity in 2001 by $529,085.

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

On December 31, 2001, the corporation's capital (not including the allowance for loan losses) amounted to $45,970,297 or 13.40% of total assets. The inclusion of the allowance increases the capital ratio to 14.22%. On the same basis of calculation, these ratios were 13.08% and 13.91% respectively on December 31, 2000.

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

As of December 31, 2001, the corporation had Tier I and total equity capital to risk adjusted asset ratios of 22.36% and 23.61%, respectively. The leverage ratio was 12.70%. At December 31, 2000, the corporation had Tier I and total equity capital to risk adjusted assets ratios of 21.35% and 22.61%, respectively.

The table below presents the corporation's capital position on December 31, 2001

(dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	43,811	22.36
Tier I Capital Requirement	7,837	4.00

Total Equity Capital	46,264	23.61
Risk-Based Requirement	15,674	8.00

Leverage Capital	43,811	12.70
Leverage Requirement	13,802	4.00

Inflation and Changing Prices

Inflation can have significance to a banking institution because of its implication for the interest rate environment and its influence on personnel expenses and the costs of supplies and materials needed for day to day operations. Because such a large portion of the corporation's assets and liabilities are represented by monetary investments, inflationary impact tends to be dampened except for the dislocation caused by maturity variances. Management efforts to gauge and control these variables have been discussed earlier under rate sensitivity. The inflationary effect on non-interest expenses is monitored closely by management and consistent attention is given to controlling these cost areas in an attempt to limit their increase to levels which are lower than the rate of asset growth.

Assessment of Future Environment

Management has not identified nor is aware of any internal matter or external condition, including potential regulatory recommendations, which could have a material impact on the corporation's ability to continue its present business activities or adversely impair future operating results.

Certain interest rate movements will continue to influence ongoing earnings levels. Even though the exact impact of these factors cannot be predicted, the corporation believes that given its financial strength and stability, it will be able to meet these situations in a positive manner.

CORPORATE OFFICERS

Louis A. Steiner	Chairman of the Board
Louis T. Steiner	Vice Chairman, President and Chief Executive Officer
Gregg E. Hunter	Vice Chairman and Chief Financial Officer
Wendy S. Schmucker	Vice President and Secretary/Treasurer
Ryan M. Glista	Vice President and Comptroller
Susan F. Robb	Assistant Vice President and Assistant Secretary/Treasurer

CORPORATE DIRECTORS

John T. Babilya	Frank E. Jobe	Debra L. Spatola
President, Arc Weld Inc.	Retired, former Executive	President,
	Vice President, Commercial	Laurel Valley Foods, Inc.
National Bank of Pennsylvania

George A. Conti, Jr.	Roy M. Landers	Louis A. Steiner
Attorney at Law	Retired, former Executive Vice	Chairman of the Board
	President R & L Development Co.	Commercial National Bank of
Pennsylvania

Richmond H. Ferguson	John C. McClatchey	Louis T. Steiner
Attorney at Law	C.E.O.	Vice Chairman and Chief
Ferguson Law Associates	JCM Industries	Executive Officer , Commercial
National Bank of Pennsylvania

Dorothy S. Hunter	Joseph A. Mosso	George V. Welty
Vice President, Latrobe	Retired, former President	Attorney at Law
Foundry Machine & Supply Co.	Mosso's Pharmacy, Inc.

Gregg E. Hunter	Joedda M. Sampson	C. Edward Wible
Vice Chairman and Chief	Business Entrepreneur	Certified Public Accountant
Financial Officer, Commercial		Horner Wible & Associates,
National Bank of Pennsylvania		Certified Public Accountants

All corporate directors also serve as directors of
Commercial National Bank of Pennsylvania

Directors Emeriti

James A. Charley	William M. Charley	William W. Washnock

BUSINESS LOCATIONS

Corporate Headquarters	Latrobe	Murrysville
900 Ligonier Street	900 Ligonier Street	4785 Old William Penn Highway
P.O. Box 429	P.O. Box 429	P.O. Box 4 cnisi
Latrobe, PA 15650	Latrobe, PA 15650	Murrysville, PA 15668
724/539-3501	724/539-9963	724/733-4888
724/532-2973 (Fax)	724/539-0816 (Fax)	724/733-7110 (Fax)

Asset Management and Trust	Lawson Heights	Pleasant Unity

Division

	Route 981 at Terry Way	Routes 981 and 130
19 North Main Street	P.O. Box 429	P.O. Box 503
Greensburg, PA 15601	Latrobe, PA 15650	Pleasant Unity, PA 15676
724/836-7670	724/539-9774	724/423-5222
724/836-7675 (Fax)	724/539-3523 (Fax)	724/423-1155 (Fax)

Courthouse Square	Ligonier	West Newton
19 North Main Street	201 West Main Street	109 East Main Street
Greensburg, PA 15601	P.O. Box 528	P.O. Box 219
724/836-7699	Ligonier, PA 15658	West Newton, PA 15089
724/836-7675 (Fax)	724/238-9538	724/872-5100
	724/238-9530 (Fax)	724/872-5143 (Fax)

Eastgate	Lincoln Road
Georges Station Road	Lincoln Road Shopping Center
P.O. Box 3206	P.O. Box 429
Greensburg, PA 15601	Latrobe, PA 15650
724/836-7600	724/537-9980
724/836-7604 (Fax)	724/537-9982 (Fax)

In addition to the full-service MAC machines located at all Commercial National Bank community offices indicated above (except Latrobe and Courthouse Square), additional ATMs are available for your 24-hourbanking convenience at Arnold Palmer Regional Airport, Latrobe Area Hospital, New Alexandria Qwik Mart, Norvelt Open Pantry, Saint Vincent College and the University of Pittsburgh at Greensburg. All are linked to the national Cirrus, Honor, Plus and Star networks and also accept MasterCard, Visa, Discover and American Express for cash advances.

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

BANK OFFICERS

Chairman of the Board

Louis A. Steiner

Vice Chairman/President/Chief Executive Officer

Louis T. Steiner

Vice Chairman/Chief Financial Officer

Gregg E. Hunter

Executive Vice President/Chief Operating Officer

Gerard R. Kunic

Senior Vice Presidents

Donna L. Belluchie

Michael J. Palko

Michael L. Matthews

Keith M. Visconti

Vice Presidents

Ryan M. Glista

Michael A. Schmidt

Rebecca J. Weiner

Cheryl M. Letterio

Wendy S. Schmucker

Kelly R. Moreman

James T. Vaughan

Patricia A. Nemchik

Thomas D. Watters

Assistant Vice Presidents

Karen E. Burick

Susan F. Robb

Charles L. Taylor, Jr.

Karen J. Ciocco

Nancy L. Sale

Patricia L. Torrance*

Donna J. Daugherty

Marsha J. Salley

Phyllis S. Yesh

William J. Johnston

Sean E. Swansboro

Edward G. Nemanic, Jr.

Thomas E. Sylvester*

Community Office Managers

Mona R. Birt

Regina L. Calabrace

Jerome M. Supko

Linda A. Burns

Cynthia A. Fontaine

Service Officers

Douglas P. Arndt

Denise M. Guzik

Elizabeth M. Rosa

Lisa A. Ball

Susannah L. Hart

Kristin Rossi

Terrie L. Bowman

Judy A. Hoffer

Roxanne Shadron

Laura I. Bradley

Amy L. Madey

John H. Sperandio

Eleanor A. Bridge

Lori J. Krise

Kimberly A. Stefkovich

Judith J. Ciocco

Dennis L. Marshall

Nancy Svetahor

Kathy S. Claycomb

Susan M. Matenkosky

Marilyn A. Tlumach

James V. Conforti

William T. McBeth

Cynthia M. Varner

Amy E. Dayok

Tiffany D. McMahon

Jodi L. Zyvith

Joanne Ferace

Patricia A. Queer

Beth Ann Ferlin

Bradley J. Richardson

Susan L. Roebuck

Market Makers

The following firms have committed to make a market in the stock of Commercial National Financial Corporation. Inquiries concerning their services should be directed to:

Ferris Baker Watts	M. H. Meyerson & Co.
100 Light Street	525 Washington Blvd
Baltimore, MD 21202	34 th Floor
800-638-7411	Jersey City, NJ 07303
800-333-3113

F.J. Morrissey & Company, Inc.	Ryan, Beck & Co.
Suite 420	80 Main Street
1700 Market Street	West Orange, NJ 07052
Philadelphia, PA 19103	973-597-6020
800-842-8928

Knight Securities	Spear, Leads & Kellogg
525 Washington Boulevard	10 Exchange Place, 11 th Floor
Jersey City, NJ 07310	Jersey City, NJ 07302
800-222-4910	800-526-3160

Transfer Agent

Should you need assistance regarding changes in the registration of certificates or in reporting lost certificates please contact:

Commercial National Financial Corporation

Stock Transfer Department

P.O. Box 429

Latrobe, PA 15650

(724)537-9923

(724)539-1137 (fax)

Form 10-K

The corporation will provide without charge to any shareholder a copy of its 2001 Annual Report on Form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

Commercial National Financial Corporation

P.O. Box 429

Latrobe, PA 15650