Form 10-Q
period 2002-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2002-05-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended MARCH 31, 2002

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

Yes[ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT APRIL 30, 2002
Common Stock, $2 Par Value	3,426,096 Shares

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Included in Part I of this report:

Page
Commercial National Financial Corporation

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8

ITEM 3. Quantitative and Qualitative Disclosures about
	Market Risk	13

PART II - OTHER INFORMATION

Other Information	14
Signatures	15

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$ 6,491,866	$ 9,512,523
Interest bearing deposits with
other banks	181,041	599,745
Total cash and due from banks	6,672,907	10,112,268

Federal funds sold	-	-

Investment securities available for sale	138,502,155	119,396,065

Loans (all domestic)	195,872,894	202,406,350
Unearned income	(31,285)	(71,186)
Allowance for loan losses	(2,797,865)	(2,814,454)
Net loans	193,043,744	199,520,710

Premises and equipment	5,808,207	5,707,705
Other assets	8,489,470	8,291,810

Total assets	$352,516,483	$343,028,558

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 45,808,290	$ 47,942,276
Interest bearing	207,723,955	207,044,496
Total deposits	253,532,245	254,986,772

Short-term borrowings	15,675,000	4,275,000
Other liabilities	1,929,269	2,796,489
Long-term borrowings	35,167,555	35,000,000
Total liabilities	306,304,069	297,058,261

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,426,096 shares outstanding
in 2002 and 2001	7,200,000	7,200,000
Retained earnings	40,274,711	39,736,355
Accumulated other comprehensive income -
net of deferred taxes of $959,791
in March 2002 and $1,112,399 in
December 2001	1,863,123	2,159,362
Treasury stock, at cost, 173,904 shares in
2002 and 2001, respectively	(3,125,420)	(3,125,420)
Total shareholders' equity	46,212,414	45,970,297

Total liabilities and
shareholders' equity	$352,516,483	$343,028,558

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	March 31	March 31
	2002	2001
INTEREST INCOME:
Interest and fees on loans	$3,729,944	$4,330,625
Interest and dividends on investments:
Taxable interest	1,768,123	1,540,525
Interest exempt from federal
income tax	261,425	186,918
Interest on federal funds sold	20,534	87,036
Interest on bank deposits	1,562	17,448
Total interest income	5,781,588	6,162,552

INTEREST EXPENSE
Interest on deposits	1,348,142	2,265,974
Interest on short-term borrowings	12,001	22,644
Interest on long-term borrowings	441,688	220,029
Total interest expense	1,801,831	2,508,647

NET INTEREST INCOME	3,979,757	3,653,905
Provision for loan losses	39,214	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,940,543	3,653,905

OTHER INCOME
Asset management and trust income	126,077	146,861
Service charges on deposit accounts	182,958	183,913
Other service charges and fees	220,992	210,423
Net securities losses	-	(24,565)
Other income	157,435	67,971
Total other income	687,462	584,603

OTHER EXPENSES
Salaries and employee benefits	1,454,294	1,413,823
Net occupancy expense	154,562	169,716
Furniture and equipment expense	169,776	173,784
Pennsylvania shares tax	108,988	99,863
Other expense	809,805	667,854
Total other expenses	2,697,425	2,525,040

INCOME BEFORE TAXES	1,930,580	1,713,466
Income tax expense	535,700	477,600

NET INCOME	$1,394,880	$1,235,866

Average shares outstanding	3,426,096	3,446,543

EARNINGS PER SHARE	$ .41	$ .36

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Earnings	Stock	Income	Equity

Balance at December 31, 2001	$7,200,000	$39,736,355	$(3,125,420)	$ 2,159,362	$45,970,297

Comprehensive Income
Net income	-	1,394,880	-	-	1,394,880

Other comprehensive income, net of tax:
Unrealized gains on securities	-	-	-	(296,239)	(296,239)
Total Comprehensive Income					1,098,641

Cash dividends declared
$.25 per share	-	(856,524)	-	-	(856,524)
Purchase of treasury stock	-	-	-	-	-

Balance at March 31, 2002	$7,200,000	$40,274,711	$(3,125,420)	$ 1,863,123	$46,212,414

Balance at December 31, 2000	$7,200,000	$37,438,970	$(2,596,335)	$ 1,094,282	$43,136,917

Comprehensive Income
Net income	-	1,235,866	-	-	1,235,866
Other comprehensive income, net of tax:
Unrealized net gains on securities
of $1,033,152, net of reclassification
adjustment for losses included in net
income of $15,722	-	-	-	1,048,874	1,048,874
Total Comprehensive Income					2,284,740

Cash dividends declared
$.17 per share	-	(653,637)	-	-	(653,637)
Purchase of treasury stock	-	-	(376,858)	-	(376,858)

Balance at March 31, 2001	$7,200,000	$38,021,199	$(2,973,193)	$ 2,143,156	$44,391,162

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For Three Months
	Ended March 31
	2002	2001

OPERATING ACTIVITIES
Net income	$1,394,880	$1,235,866
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	159,639	172,424
Provision for loan losses	39,214	-
Net accretion/(amortization) of securities
and loan fees	(211,659)	(26,755)
(Increase) decrease in interest receivable	(131,625)	177,160
Decrease in interest payable	(250,644)	(186,988)
Decrease in taxes receivable	68,537	161,065
Decrease in other liabilities	(532,504)	(470,141)
(Increase) decrease in other assets	(66,035)	147,981
Net security losses	-	24,565
Net cash provided by operating activities	469,803	1,235,177

INVESTING ACTIVITIES
Net (increase) decrease in deposits
with other banks	418,704	(10,421,070)
Increase in fed funds sold	-	(13,350,000)
Purchase of securities AFS	(29,939,746)	-
Maturities and calls of securities AFS	10,556,566	3,223,475
Proceeds from sales of securities AFS	-	4,754,262
Net decrease in loans	6,477,653	781,404
Purchase of premises and equipment	(260,141)	(151,104)
Net cash used in investing activities	(12,746,964)	(15,163,033)

FINANCING ACTIVITIES
Net decrease in deposits	(1,454,527)	(2,688,534)
Increase (decrease) in other short-term borrowings	11,400,000	(7,575,000)
Proceeds from long-term borrowings	167,555	25,000,000
Repayment of long-term borrowings	-	-
Dividends paid	(856,524)	(653,637)
Purchase of treasury stock	-	(376,858)
Net cash provided by financing activities	9,256,504	13,705,971
	(3,020,657)	(221,885)

Cash and cash equivalents at beginning of year	9,512,523	9,532,528

Cash and cash equivalents at end of quarter	$ 6,491,866	$ 9,310,643

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$ 2,052,475	$ 2,695,635

Income Taxes	$ -	$ -

Supplemental schedule of non-cash investing and
Financing activities

Transfer of residential loans to foreclosed	$ 49,616	$ 55,792
real estate

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Note 1 Management Representation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of Commercial National Financial Corporation for the year ending December 31, 2001, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and 2001, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2002 and 2001. The results of the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

Note 2 Allowance for Loan Losses

Description of changes:

	2002	2001

Allowance balance January 1	$2,814,454	$2,736,712

Additions:
Provision charged to operating expenses	39,214	-
Recoveries on previously charged off
Loans	13,628	14,439

Deductions:
Loans charged off	(69,431)	(40,349)

Allowance balance March 31	$ 2,797,865	$ 2,710,802

Note 3 Comprehensive Income

Comprehensive income was $(296,239) and $1,048,874 for the three months ended March 31, 2002 and 2001. The difference between comprehensive income and net income presented in the Consolidated Statements of Shareholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

Note 4 Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the corporation or the subsidiaries is a party which will have any material effect on the financial position of the corporation and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

In light of the economic effects of the recent terrorist attacks, and the slowdown already experienced in the United States prior to these attacks, management is unable to predict their impact on earnings. Recent indications suggest that manufacturing activity is beginning to show signs of expansion and this should lead to modest growth for the remainder of the year.

The corporation is making positive movements regarding the previously announced changes in its commercial lending culture that began during the second half of 2001. These changes include streamlining the corporation's commercial loan portfolio. While these changes are being implemented, the corporation will continue to experience a decrease in loan volume. We anticipate that certain existing commercial customers will explore other avenues of financing with different institutions that may be better suited to meet their needs. The corporation is making every effort to make this transition in an efficient and effective manner.

Financial Condition

Total assets at March 31, 2002 increased $9,487,925 since the end of 2001. The increase was due to the purchase of securities that settled in March. Total loan volume decreased at the bank due to the combination of events. They include soft loan demand and more stringent loan underwriting in the commercial sector following the aforementioned changes that were implemented during the second half of 2001.

Average earning assets represented 93.22% of average total assets for the first three months of 2002 compared to 94.83% for the same period of 2001. Average loans represented approximately 80.99% of average deposits in the first three months of 2002 and 87.16% for the comparable period in 2001. Average loans as a percent of assets were 58.16% and 62.76% for the three-month period ended March 31, 2002 and 2001 respectively.

The decrease in deposits of $1,454,527 from December 31, 2001 to March 31, 2002 is due mainly to seasonal fluctuation and slow demand by consumers due to the historically low interest rate environment. In addition, the corporation has become less aggressive in competing for higher-priced funds.

Shareholders' equity was $46,212,414 on March 31, 2002 compared to $45,970,297 on December 31, 2001. Book value per common share increased from $13.42 to $13.49 at year-end 2001. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $12.94 at March 31, 2002 or an increase of 1.17% over the comparable book value at year-end 2001.

RESULTS OF OPERATIONS

First Three Months of 2002 as compared to the First Three Months of 2001

Pre-tax net income for the first three months of 2002 was $1,930,581 compared to $1,713,467 during the same period of 2001, representing a 12.67% increase.

Interest income was $5,781,588, a decrease of 6.18%. The loan return rate decreased eighty-seven (87) basis points to 7.49%. This was due to 450 basis points of easing enacted by the Federal Reserve and the refinancing of mortgages by our customers to take advantage of these lower rates. The securities return rate decreased only nine (9) basis points to 6.83%. As a result, the return rate on total average earning assets decreased sixty-three (63) basis points to 7.24%. Average earning asset volume rose $6,225,958, a 1.99% increase.

Interest expense was $1,801,832, a decrease of 28.18%, which is attributed to a decline in market interest rates and external funding interest rates. The cost rate on average interest-bearing liabilities was 2.93%, a one hundred and twenty-nine (129) basis points decrease from a year ago. Average interest-bearing liabilities volume rose by $8,262,863, which represented an increase of 3.48%.

Net interest income rose 8.92% to $3,979,756, and represented 4.82% of average total assets compared to 4.43% during the first three months of 2001.

The average allowance for loan losses increased 19.71% to $2,783,438. By comparison, total average loans declined 3.85% during the same period. The increase in the allowance is the result of an enhanced credit review process that identifies problem loans more readily. With the implementation of this process, additional money was allocated to bring the reserve in balance. There was a provision for loan losses of $39,214 during the first three months of 2002 and no provision was allocated for the first quarter of 2001.

Net interest income after the application of the provision for loan losses increased $286,637 to $3,940,542, representing a 7.84% return on total average assets compared to 6.94% for the first three months of 2001.

Non-interest income increased 17.59% to $687,462. Asset management and trust fees totaled $126,077, representing a 14.15% decrease. A decline in estate management fees is the primary cause of this decrease. Service charges on deposit accounts remained relatively unchanged at $182,958. Other service charges and fees increased 5.02% and were $220,992. Other income increased substantially by 131.62% to $157,435. This increase is the result of bank-owned life insurance income that the corporation purchased for key employees during May of 2001.

Non-interest expense reached $2,697,425, an increase of 6.83%, or $172,384, while total average assets increased 3.76%. Personnel costs rose 2.86%, which equates to a $40,471 increase. Net occupancy decreased 8.93%, or $15,154. Furniture and equipment expense declined 2.31%, representing a cost decrease of $4,008. Pennsylvania shares tax expense was $108,988, an increase of 9.14%. Other expense grew by 21.25%, representing a $141,951 increase. This increase is mainly due to increases in legal and consulting fees associated with collection and credit review of loans.

Federal income tax on total first three months earnings was $535,700 compared to $477,600 a year ago. Net income after taxes increased $159,014 to $1,394,881, an increase of 12.87%. The annualized return on average assets was 1.63% for the first three months of 2002 compared to 1.50% for the three months ended March 31, 2001. The annualized return on average equity through March 31, 2002 was 11.93% and had been 11.28% through the first three months of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

LIQUIDITY

Liquidity, the measure of the corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of investment securities available for sale that amounted to $135,654,547 with net unrealized gains of $2,822,914 on March 31, 2002. The bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source of liquidity for long and short-term funding. Additional short-term funding is available through federal funds lines of credit that are established with correspondent banks.

During the first three months of 2002, average interest-bearing liabilities increased $8,262,863 over the same period in 2001. As of March 31, 2002, there was $9,563,214 in securities scheduled to mature within the next year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

INTEREST SENSITIVITY (In thousands)

The following table presents this information as of March 31, 2002 and December 31, 2001:

	March 31, 2002
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 3,122	$ 6,244	$ 9,359	$ 17,288	$84,012	$ 13,272
Federal funds sold and other deposits with banks	181	-	-	-	-	-
Loans	27,837	3,225	4,519	11,210	89,016	56,956
Total interest-sensitive assets	31,140	9,469	13,878	28,498	173,028	70,228

Interest-bearing liabilities:
Certificates of deposits	7,828	12,882	21,306	21,234	18,508	2,954
Other interest-bearing liabilities	-	5,040	5,040	8,358	46,981	58,593
Other-term borrowings	15,675	-	-	-	25,168	10,000
Total-interest sensitive liabilities	23,503	17,922	26,346	29,592	90,657	71,547
Interest sensitivity gap	$ 7,637	$(8,453)	$(12,468)	$(1,094)	$82,371	$ (1,319)

Cumulative gap	$ 7,637	$ (816)	$(13,284)	$(14,378)	$ 67,993	$ 66,674

Ratio of cumulative gap to earning assets	2.30%	(0.25%)	(4.01%)	(4.34%)	20.52%	20.12%

	December 31, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$ 3,755	$ 7,507	$ 11,265	$ 23,083	$54,610	$ 13,522
Federal funds sold and other deposits with banks	600	-	-	-	-	-
Loans	27,613	3,679	5,230	9,589	93,079	60,486
Total interest-sensitive assets	31,968	11,186	16,495	32,672	147,689	74,008

Interest-bearing liabilities:
Certificates of deposits	14,627	16,694	19,051	19,236	20,020	1,615
Other interest-bearing liabilities	-	4,695	4,695	6,868	44,129	55,416
Other-term borrowings	4,275	5,000	-	-	25,000	5,000
Total-interest sensitive liabilities	18,902	26,389	23,746	26,104	89,149	62,031
Interest sensitivity gap	$ 13,066	$(15,203)	$ (7,251)	$ 6,568	$ 58,540	$ 11,977

Cumulative gap	$ 13,066	$ (2,137)	$ (9,388)	$ (2,820)	$ 55,720	$ 67,697

Ratio of cumulative gap to earning assets	4.09%	(0.67%)	(2.94%)	(0.88%)	17.43%	21.18%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERA-TIONS (Continued)

CREDIT QUALITY RISK

The following table presents a comparison of loan performance as of March 31, 2002 with that of March 31, 2001. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. The increase in non-accrual loans is due to the general economic slowdown and the corporation's implementation of an enhanced loan assessment program. The assessment enhances the corporation's ability to identify loans which may be problems or which the borrower may be unable to pay under the terms of the original agreement. On March 31, 2002, $813,054 of the non-accrual loans were current with payments recognized on a cash basis only. As of March 31, 2002 the corporation had $49,616 in foreclosed real estate.

At March 31
	2002	2001
Non-performing Loans:
Loans on non-accrual basis	$2,847,375	$ 742,143
Past due loans	89,548	153,678
Renegotiated loans	59,854	156,904
Total Non-performing Loans	2,996,777	1,052,725
Foreclosed real estate	49,616	55,792

Total non-performing assets	$ 3,046,393	$ 1,108,517

Loans outstanding at end of period	$195,841,609	$207,085,806
Average loans outstanding (year-to-date)	$196,375,044	$207,130,922
Non-performing loans as a percent of total
Loans	1.56%	.54%
Provision for loan losses	$ 39,214	$ -

Net charge-offs as a percent of average
Loans	.03%	.01%
Provision for loan losses as a
Percent of net charge-offs	70.27%	.00%
Allowance for loan losses as a
Percent of average loans outstanding	1.43%	1.31%

CAPITAL RESOURCES

Shareholders' equity for the first three months of 2002 averaged $46,772,950 which represented an increase of $2,957,034 over the average capital of $43,815,916 recorded in the same period of 2001. These capital levels represented a capital ratio of 13.28% in 2002 and 13.66% in 2001. When the loan loss allowance is included, the 2002 capital ratio becomes 14.47%.

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 3.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2002, the corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 23.34% and 24.59% respectively. The leverage ratio was 13.09%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (continued)

The table below presents the corporation's capital position at March 31, 2002

(Dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 44,349	23.34
Tier I Capital Requirement	7,602	4.00

Total Equity Capital	$ 46,730	24.59
Total Equity Capital Requirement	15,203	8.00

Leverage Capital	$ 44,349	13.09
Leverage Requirement	13,549	4.00

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

None were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 15, 2002	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
Chief Financial Officer

Dated: May 15, 2002	/s/ Ryan M. Glista
Ryan M. Glista
Vice President

Commercial National Financial Corporation
900 Ligonier Street
Latrobe, Pennsylvania 15650
Telephone (724) 539-3501

Commercial National Bank of Pennsylvania
OFFICE LOCATIONS
Latrobe Area
900 Ligonier Street	(724) 539-9963
1900 Lincoln Avenue	(724) 537-9980
11 Terry Way	(724) 539-9774

Pleasant Unity
Church Street	(724) 423-5222

Ligonier
201 Main Street	(724) 238-9538

West Newton
109 East Main Street	(724) 872-5100

Greensburg Area
Georges Station Road	(724) 836-7698
19 North Main Street	(724) 836-7699
Asset Management and	(724) 836-7670
Trust Division
19 North Main Street

Drive-up Facility
Latrobe
Lincoln Road at
Josephine Street	(724) 537-9927

Murrysville
4785 Old William Penn Highway	(724) 733-4888

In addition to the full-service ATM machines located at all Commercial National Bank community office indicated above (except Latrobe and Courthouse Square),

additional ATMs are available for your 24-hour banking convenience at Arnold Palmer Regional Airport, Latrobe Area Hospital, New Alexandria Qwik Mart,

Norvelt Open Pantry , Saint Vincent College and University of Pittsburgh at Greensburg. All are linked to the national Cirrus, Honor, Plus and STAR networks and also accept

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