Form 10-Q
period 2002-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2002-08-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT JULY 31, 2002
Common Stock, $2 Par Value	3,426,096 Shares

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Included in Part I of this report:

Page
Commercial National Financial Corporation

Consolidated Statements of Financial Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Changes in
Shareholders' Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30	December 31
	2002	2001
	(unaudited)	(audited)
ASSETS
Cash and due from banks on demand	$8,266,855	$9,512,523
Interest bearing deposits with banks	5,234,242	599,745
Federal funds sold	20,675,000	-
Securities available for sale	132,514,545	119,396,065

Loans	192,755,102	202,406,350
Unearned income	(8,302)	(71,186)
Allowance for loan losses	(2,913,815)	(2,814,454)
Net loans	189,832,985	199,520,710

Premises and equipment, net	5,777,797	5,707,705
Other assets	14,343,107	8,291,810

Total assets	$376,644,531	$343,028,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$49,834,531	$47,942,276
Interest bearing	220,452,933	207,044,496
Total deposits	270,287,464	254,986,772

Short-term borrowings	-	4,275,000
Other liabilities	2,895,074	2,796,489
Long-term borrowings	55,157,988	35,000,000
Total liabilities	328,340,526	297,058,261

Shareholders' equity:
Common stock, par value $2 per share;
10,000,000 shares authorized; 3,600,000
shares issued; 3,426,096 shares outstanding
in 2002 and 2001	7,200,000	7,200,000

Retained earnings	40,616,077	39,736,355

Accumulated other comprehensive income, net of
deferred taxes of $1,861,422 in June 2002 and
$1,112,399 in December 2001	3,613,348	2,159,362

Less treasury stock, at cost, 173,904 shares in	(3,125,420)	(3,125,420)
2002 and 2001
Total shareholders’ equity	48,304,005	45,970,297

Total liabilities and shareholders’ equity	$376,644,531	$343,028,558

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans	$3,400,481	$4,232,044	$7,130,425	$8,562,669
Interest and dividends on securities:
Taxable	1,997,249	1,472,101	3,765,372	3,012,626
Exempt from federal income taxes	261,258	210,294	522,683	397,212
Interest on deposits with banks	1,881	93,469	3,443	180,505
Interest on federal funds sold	39,959	186,089	60,493	203,537
Total interest income	5,700,828	6,193,997	11,482,416	12,356,549

INTEREST EXPENSE
Interest on deposits	1,288,828	2,154,350	2,636,970	4,420,324
Interest on short-term borrowings	7,094	13,756	19,095	36,400
Interest on long-term borrowings	637,070	432,839	1,078,758	652,868
Total interest expense	1,932,992	2,600,945	3,734,823	5,109,592

NET INTEREST INCOME	3,767,836	3,593,052	7,747,593	7,246,957
PROVISION FOR LOAN LOSSES	162,816	-	202,030	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,605,020	3,593,052	7,545,563	7,246,957

OTHER OPERATING INCOME:
Asset management and trust income	144,941	137,455	271,018	284,316
Service charges on deposit accounts	171,370	188,445	354,328	372,358
Other service charges and fees	175,505	175,559	396,497	385,982
Net security gains (losses)	-	19,782	-	(4,783)
Other income	180,278	144,400	337,713	212,371
Total other operating income	672,094	665,641	1,359,556	1,250,244

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,371,693	1,373,706	2,825,989	2,787,530
Net occupancy	149,705	143,798	304,267	313,514
Furniture and equipment	180,979	187,888	350,755	361,672
Pennsylvania shares tax	115,807	105,579	224,795	205,442
Other expenses	811,739	734,802	1,621,543	1,402,656
Total other operating expenses	2,629,923	2,545,773	5,327,349	5,070,814

INCOME BEFORE INCOME TAXES	1,647,191	1,712,920	3,577,770	3,426,387
Income tax expense	449,300	485,500	985,000	963,100

Net income	$1,197,891	$1,227,420	$2,592,770	$2,463,287

Average Shares Outstanding	3,438,787	3,438,787	3,426,096	3,438,787

Earnings Per Share, basic & diluted	$0.35	$0.36	$0.76	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Retained		Other	Total
	Common	Earnings	Treasury	Comprehensive	Shareholders’
	Stock	(Deficit)	Stock	Income	Equity

Balance at December 31, 2001	$7,200,000	$39,736,355	$(3,125,420)	$2,159,362	$45,970,297
Comprehensive income:
Net income	-	2,592,770	-	-	2,592,770

Change in unrealized net gains on
securities available for sale	-	-	-	1,453,986	1,453,986
Total comprehensive income					4,046,756

Cash dividends declared, $ 0.50 per share	-	(1,713,048)	-	-	(1,713,048)
Purchase of treasury stock	-	-	-	-	-
Balance at June 30, 2002 (unaudited)	$7,200,000	$40,616,077	$(3,125,420)	$3,613,348	$48,304,005

Balance at December 31, 2000	$7,200,000	$37,438,970	$(2,596,335)	$1,094,282	$43,136,917
Comprehensive income:
Net income	-	2,463,287	-	-	2,463,287
Change in unrealized net gains on
securities available for sale of $771,146,
net of reclassification adjustment for
losses included in net income of $3,157	-	-	-	774,303	774,303
Total comprehensive income					3,237,590

Cash dividends declared, $ 0.38 per share	-	(1,305,622)	-	-	(1,305,622)
Purchases of treasury stock	-	-	(529,085)	-	(529,085)
Balance at June 30, 2001 (unaudited)	$7,200,000	$38,596,635	$(3,125,420)	$1,868,585	$44,539,800

The accompanying notes are an integral part of these consolidated financial statements
COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For Six Months
	Ended June 30
	2002	2001
OPERATING ACTIVITIES
Net income	$2,592,770	$2,463,287
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	320,158	349,202
Provision for loan losses	202,030	-
Net amortization of securities and loan fees	(366,477)	(163,620)
Decrease in interest receivable	78,189	258,919
Increase (decrease) in interest payable	18,127	(89,596)
(Increase) decrease in taxes receivable	(303,457)	163,605
Decrease in other liabilities	(403,045)	(235,208)
(Increase) decrease in other assets	(185,008)	148,613
Net security losses	-	4,783
Net cash provided by operating activities	1,953,287	2,899,985

INVESTING ACTIVITIES
Net increase in deposits with other banks	(4,634,497)	(16,677,963)
Increase in fed funds sold	(20,675,000)	(9,475,000)
Purchase of securities AFS	(30,941,478)	(12,371,032)
Maturities and calls of securities AFS	20,329,599	9,695,075
Proceeds from sales of securities AFS	-	17,997,096
Funding for BOLI program	(5,000,000)	(5,000,000)
Net decrease in loans	17,594,794	879,390
Business acquisitions:
Purchase of loans	(8,046,215)	-
Intangible assets	(906,540)	-
Net deposit proceeds	11,513,514	-
Purchase of premises and equipment	(390,250)	(209,509)
Net cash used in investing activities	(21,156,073)	(15,161,943)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,787,178	(4,211,498)
Decrease in other short-term borrowings	(4,275,000)	(7,575,000)
Proceeds from long-term borrowings	20,157,988	25,000,000
Dividends paid	(1,713,048)	(1,305,622)
Purchase of treasury stock	-	(529,085)
Net cash provided by financing activities	17,957,118	11,378,795
	(1,245,668)	(883,163)

Cash and cash equivalents at beginning of year	9,512,523	9,532,528

Cash and cash equivalents at end of quarter	$8,266,855	$8,649,365

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$3,716,696	$5,199,188
Income Taxes	$1,056,843	$588,540

Supplemental schedule of non-cash investing and financing activities
Transfer of residential loans to foreclosed real estate	$154,499	$-

The accompanying notes are an integral part of these consolidated financial statements

.COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note 1  Management Representation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiaries, Commercial National Bank of Pennsylvania and Commercial National Investment Corporation. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information.  However, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ending December 31, 2001, including the notes thereto.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2002 and 2001. The results of the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

Note 2      Allowance for Loan Losses

Description of changes:
	2002	2001

Allowance balance January 1	$2,814,454	$2,736,712

Additions:
Provision charged to operating expenses	202,030	-
Recoveries on previously charged off
Loans	22,725	27,723

Deductions:
Loans charged off	(125,394)	(264,185)

Allowance balance June 30	$2,913,815	$2,500,250

Note 3  Branch Office Acquisition

On June 29, 2002, the Corporation’s principal subsidiary, Commercial National Bank of Pennsylvania (the “Bank”), pursuant to a Purchase and Assumption Agreement with Great American Federal (“GAF”), acquired the deposit liabilities, equipment and loans outstanding of GAF’s branch office in Norwin, Pennsylvania (the “Norwin Branch”).  The transaction was accounted for as a purchase. In the transaction, the Bank assumed deposit liabilities of $11,513,514 and acquired loans and equipment of $8,055,588.

The Bank also assumed GAF’s lease for the Norwin Branch with the landlord of Norwin Hills Shopping Center.

The premium paid to acquire the Norwin Branch amounted to $906,540 and was allocated to a core deposit intangible.

Note 4  Comprehensive Income

Comprehensive income was $1,453,986 and $774,303 for the six months ended June 30, 2002 and 2001. For the three months ended June 30, 2002 and 2001, comprehensive income was $1,750,225 and $(274,571). The difference between comprehensive income and net income presented in the Consolidated Statements of Changes in Shareholders’ Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

Note 5  New Accounting Standards

In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This Statement will become effective for the Corporation on January 1, 2003.  Adoption of this statement is not expected to have a material impact on the Corporation’s financial condition or results of operations.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

The Corporation’s total assets at June 30, 2002 increased by $33,615,973 from the end of 2001. The increase was due to the purchase of $30,000,000 in investment securities that settled in March and the Bank’s acquisition of the Norwin Branch from GAF that closed in June. Total loan volume decreased at the Bank due to a combination of events, including soft loan demand and more stringent loan underwriting in the commercial sector following underwriting enhancements the Corporation implemented during the second half of 2001. Other assets increased due to the purchase of an additional Bank Owned Life Insurance program to aid in the retention of covered employees.

Average earning assets represented 92.98% of average total assets for the first six months of 2002 compared to 94.65% for the same period of 2001. Average loans represented approximately 93.03% of average interest bearing deposits in the first six months of 2002 and 94.89% for the comparable period in 2001. Average loans as a percentage of assets were 55.30% and 61.14% for the six-month period ended June 30, 2002 and 2001, respectively.

Deposits increased by $15,300,692 from December 31, 2001 to June 30, 2002. Of such increase, $11,513,514 was related to the Norwin Branch acquisition and the remaining $3,787,178 was primarily due to the inflow of cash from depositors who were liquidating their investments in stocks and mutual funds.

During the second quarter of 2002, the Corporation extended its interest-bearing liability structure as long-term borrowing costs continued to decline from the already weakened economy and stock market.

Shareholders' equity was $48,304,005 on June 30, 2002 compared to $45,970,297 on December 31, 2001. Book value per common share increased to $14.10 at June 30, 2002 from $13.42 at year-end 2001. Excluding the net unrealized gains on securities available for sale, book value per share would have been $13.04 at June 30, 2002, an increase of 1.95% over the comparable book value at year-end 2001.

RESULTS OF OPERATIONS

First Six Months of 2002 as compared to the First Six Months of 2001

The Corporation’s pre-tax net income for the first six months of 2002 was $3,577,770, compared to $3,426,387 for the same period of 2001, representing a 4.42% increase.

Interest income for the six months ended June 30, 2002 was $11,482,416, a decrease of 7.07% from interest income of $12,356,549 for the same period in 2001. This decrease was due to the Federal Reserve Board’s 450 basis point reduction in interest rates during 2001, which led to significant loan run-off and refinancing in the commercial and mortgage sectors as overall interest rates declined. A portion of the decrease was also due to the Bank exiting certain commercial loan product lines of business. During the first six months of 2002, the Corporation’s loan return rate decreased ninety-five (95) basis points to 7.34% and the securities return rate decreased by thirteen (13) basis points to 6.57%. The return rate on total average earning assets decreased to 7.03% for the first six months of 2002 from 7.73% for the first six months of 2001.  Average earning asset volume rose by $6,968,590 during the first six months of 2002, representing a 2.18% increase over the same period in 2001.

Interest expense for the six months ended June 30, 2002 was $3,734,823, a decrease of $1,374,769, or 26.91% from interest expense during the same period in 2001. This sharp decrease was the result of lower interest bearing deposit rates enacted by the Bank during this historically low interest rate environment. The cost rate on average interest-bearing liabilities was 3.52% during the first six months of 2002, a decrease of sixty-six (66) basis points from a year ago.  Average interest-bearing liability volume rose by $9,224,742, an increase of 3.77%. This volume increase was mainly due to long-term borrowings of $20,000,000 added by the Bank during 2002 to take advantage of these historically low interest rates.

Net interest income rose slightly during the first six months of 2002 to $7,747,593 and represented 4.30% of average total assets compared to 4.29% during the first six months of 2001.

The Corporation’s average allowance for loan losses increased 8.57% during the six months ended June 30, 2002 to $2,791,633. By comparison, total average loans decreased by 5.93% during the same period. There was a $202,030 provision for loan losses for the first six months of 2002 compared to no provision allocated for the first six months of 2001. The allowance has continued to grow, in part, because of a decline in the updated appraisal values of specifically identified commercial mortgage loans. Hence, the decline in market value was accounted for with an increase to the allowance for loan losses.

Net interest income after the application of the provision for loan losses increased 4.12% to $7,545,563 during the six months ended June 30, 2002, representing a 4.30% return on total average assets compared to 4.29% for the first six months of 2001.

Non-interest income increased 8.74% to $1,359,556 during the six months ended June 30, 2002. Asset management and trust fees decreased 4.68% to $271,018. Service charges on deposit accounts decreased 4.84% to $354,328. Other service charges and fees rose 2.72% reaching $396,497. Other income increased 59.02% to $337,713. This increase is the result of a full six months income received in 2002 compared to one month of income received in 2001 from a bank owned life insurance policy purchased in June 2001.

Non-interest expense totaled $5,327,349 during the six months ended June 30, 2002, an increase of 5.06%, or $256,535 over the same period in 2001, while total average assets increased 4.02%. Personnel costs rose only 1.38%, a $38,458 increase. Net occupancy expense declined by 2.95%, or $9,247. Furniture and equipment expense also declined 3.02%, representing a cost decrease of $10,917. Pennsylvania shares tax expense was $224,795, an increase of 9.42%. Other expense rose 15.61%, which equated to a $218,887 increase. Material increases in legal and professional fees along with moderate increases in other various accounts were the reasons for the rise in this category.

Federal income tax was $985,000 for the first six months of 2002, compared to $963,100 a year ago. Net income after taxes increased $129,483 to $2,592,770, an increase of 5.26%. The annualized return on average assets was 1.48% for the first six months of 2002 compared to 1.46% for the six months ended June 30, 2001. The annualized return on average equity through June 30, 2002 was 11.00% and had been 11.16% through the first six months of 2001.

Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001

The Corporation’s pre-tax net income for the second quarter of 2002 decreased 3.84% to $1,647,191 from $1,712,920 for the same period of 2001.

Interest income for the second quarter of 2002 was $5,700,828, a decrease of 7.96% from interest income of $6,193,997 for the second quarter of 2001. The decrease in interest income is the result of lower loan volumes and the income associated with these lower volumes. The loan return rate decreased one hundred and four (104) basis points to 7.18%, the securities return rate decreased sixteen (16) basis points to 6.36% and the return rate on total average earning assets decreased seventy-six (76) basis points to 6.83%. Total average earning assets increased $7,703,061, or 2.36%.

Interest expense during the second quarter of 2002 was $1,932,992, a decrease of 25.68% from interest expense of $2,600,945 for the second quarter of 2001. The average interest-bearing liabilities rose by $10,746,049. Even with the increase in interest-bearing liabilities, the decrease in interest expense ws the result of lower interest bearing deposit rates enacted by the Bank during this historically low interest rate environment. The cost rate decreased to 2.89%, a one hundred and twenty-five (125) basis point decrease from a year ago.

Net interest income rose 4.86% to $3,767,836 during the second quarter of 2002 and represented 4.18% of average total assets compared to 4.16% during the same period a year ago.

The average allowance for loan losses increased 7.44% during the second quarter of 2002 to $2,799,738, while total average loans declined by $16,456,419 or 7.99%. The decline in loans was anticipated given the new internal lending guidelines that were established and implemented since the fourth quarter of 2001. With these new guidelines, loan runoff has been experienced because of the Bank’s reluctance to lower rates on existing loans that were not suitable for a more favorable rate. There was a $162,816 provision for loan losses allocated for the second quarter of 2002 while no provision was added to the loan loss allowance in the second quarter of 2001 as the allowance was deemed adequate to cover all anticipated charge-offs.

Net interest income after the application of the provision for loan losses rose .33% to $3,605,020 during the second quarter of 2002 representing a 4.00% return on total average assets compared to 4.16% for the second quarter of 2001.

Non-interest income increased $6,453 or 0.97%, to $672,094 during the second quarter of 2002. Asset management and trust income increased 5.45% to $144,941. Service charges on deposit accounts decreased 9.06% to $171,370. Other service charges and fees remained steady at $175,505. Other income increased 24.85% to $180,278.

Non-interest expense rose $84,150 during the second quarter of 2002, a 3.31% increase from the same period in 2001. Personnel costs declined slightly by $2,013 to $1,371,693. Net occupancy expense rose $5,907, a 4.11% increase. Furniture and equipment expense declined $6,909, a 3.68% decrease. Pennsylvania shares tax expense rose $10,228, an increase of 9.69%.

Other expense rose $76,937 during the second quarter of 2002, a 10.47% increase from the same period in 2001. Increases in legal and professional fees and automated teller machine expense are the primary reasons for the rise in this category.

Federal income tax on total second quarter of 2002 earnings was $449,300 compared to $485,500 a year ago. Net income after taxes declined $29,529 to $1,197,891, equating to a 2.41% decrease. The annualized return on average assets was 1.33% for the three months ended June 30, 2002 compared to 1.42% for the second quarter of 2001. The annualized return on average equity for the second quarter of 2002 was 10.09% compared to 11.05% for the second quarter of 2001.

LIQUIDITY

Liquidity, the measure of the Corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale. The Corporation held $129,380,119 of such securities on June 30, 2002. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB provides an additional source of liquidity for long- and short-term funding. Additional short-term funding is available through federal funds lines of credit that are established with correspondent banks.

Investments maturing within one year were 2.01% of total assets on June 30, 2002 and 1.74% on June 30, 2001.

On June 30, 2002, average loans were $12,237,865 less than on June 30, 2001 while the average securities portfolio, including federal funds sold, increased $19,206,455 during that same period.

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

INTEREST
SENSITIVITY (In thousands)

The following table presents this information as of June 30, 2002 and December 31, 2001:

	June 30, 2002
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$3,196	$6,391	$10,162	$14,166	$76,718	$13,272
Federal funds sold and other deposits with banks	25,909	-	-	-	-	-
Loans	26,691	3,004	4,679	12,260	82,814	60,303
Total interest-sensitive assets	55,796	9,395	14,841	26,426	159,532	73,575

Interest-bearing liabilities:
Certificates of deposits	11,595	12,995	12,406	26,156	18,865	8,416
Other interest-bearing liabilities	-	5,312	5,312	7,705	49,630	62,062
Other-term borrowings	-	-	-	-	25,158	30,000
Total-interest sensitive liabilities	11,595	18,307	17,718	33,861	93,653	100,478
Interest sensitivity gap	$44,201	$(8,912)	$(2,877)	$(7,435)	$65,879	$(26,903)

Cumulative gap	$44,201	$35,289	$32,412	$24,977	$90,856	$63,953

Ratio of cumulative gap to earning assets	12.70%	10.14%	9.31%	7.17%	26.10%	18.37%

	December 31, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS		1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$3,755	$7,507	$11,265	$23,083		$54,610	$13,522
Federal funds sold and other deposits with banks	600	-	-	-		-	-
Loans	27,613	3,679	5,230	9,589		93,079	60,486
Total interest-sensitive assets	31,968	11,186	16,495	32,672		147,689	74,008

Interest-bearing liabilities:
Certificates of deposits	14,627	16,694	19,051	19,236		20,020	1,615
Other interest-bearing liabilities	-	4,695	4,695	6,868		44,129	55,416
Other-term borrowings	4,275	5,000	-	-		25,000	5,000
Total-interest sensitive liabilities	18,902	26,389	23,746	26,104		89,149	62,031
Interest sensitivity gap	$13,066	$(15,203)	$(7,251)	$6,568		$58,540	$11,977

Cumulative gap	$13,066	$(2,137)	$(9,388)	$(2,820)		$55,720	$67,697

Ratio of cumulative gap to earning assets	4.09%	(0.67% )	(2.94% )	(0.88%	)	17.43%	21.18%

CREDIT QUALITY RISK

The following table presents a comparison of loan performance as of June 30, 2002 with that as of June 30, 2001. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. The increase in non-accrual loans is due to the general economic slowdown and the Corporation’s implementation of an enhanced loan assessment program. The assessment enhances the Corporation’s ability to identify loans which may be problems or which the borrower may be unable to pay under the terms of the original agreement. As of June 30, 2002, $712,340 of the non-accrual loans were current with payments recognized on a cash basis only. As of June 30, 2002 the Corporation had other real estate owned of $154,499.

	At June 30,
	2002	2001
Non-performing loans:
Loans on non-accrual basis	$2,631,393	$805,198
Past due loans	-	79,751
Renegotiated loans	51,228	312,607
Total non-performing loans	$2,682,621	$1,197,556
Other real estate owned	$154,499	-
Total non-performing assets	$2,837,120	$1,197,556

Loans outstanding at end of period	$192,746,800	$206,773,303
Average loans outstanding (year-to-date)	$194,292,613	$206,530,478
Non-performing loans as percent of total
Loans	1.47%	.58%
Provision for loan losses	$202,030	$-
Net charge-offs	$102,669	$236,462
Net charge-offs as percent of average
Loans	.05%	.11%
Provision for loan losses as
percent of net charge-offs	196.78%	-%
Allowance for loan losses as
percent of average loans outstanding	1.50%	1.21%

CAPITAL RESOURCES

Shareholders' equity for the first six months of 2002 averaged $47,133,116, which represents an increase of $3,006,705 over the average shareholders’ equity of $44,126,411 recorded in the same period of 2001. These capital levels represented a capital ratio of 12.51% in 2002 and 13.06% in 2001. When the loan loss allowance is included, the 2002 capital ratio becomes 13.29%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk.  These guidelines require that:  (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets must be maintained.  The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system.  As of June 30, 2002, the Corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 22.39% and 23.64% respectively, and had a leverage ratio of 12.33%.

CAPITAL RESOURCES (continued)

The table below presents the Corporation's capital position at June 30, 2002

(dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$43,784	22.39
Tier I Requirement	7,823	4.00

Total Equity Capital	$46,235	23.64
Total Equity Capital Requirement	15,646	8.00

Leverage Capital	$43,784	12.33
Leverage Requirement	14,207	4.00

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in changes in net interest income as interest rates change.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which will have any material effect on the financial position of the Corporation and its subsidiaries.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    May 21, 2002 Annual Meeting of Shareholders

b.c.  Directors elected at the meeting and results of voting:

Director	For	Against	Withheld	Abstentions

Richmond H. Ferguson	3,067,886	3,820
Dorothy S. Hunter	3,067,906	3,800
John C. McClatchey	3,027,458	44,248
Joseph A. Mosso	3,067,906	3,800
Louis T. Steiner	3,065,856	5,850

Continuing directors:

John T. Babilya	Joedda M. Sampson
George A. Conti, Jr.	Debra L. Spatola
Gregg E. Hunter	Louis A. Steiner
Frank E. Jobe	George V. Welty
Roy M. Landers	C. Edward Wible

Ratification of the appointment of Beard Miller Company, LLP, as independent auditors:

For	Against	Withheld	Abstain

3,062,556	300		8,850

d. N/A

ITEM 5.    OTHER INFORMATION

        Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

99.1	Certification of the Chief Executive Officer and Chief Financial Officer

b.      Reports on From 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 13, 2002	/s/Gregg E. Hunter
Gregg E. Hunter, Vice Chairman and
Chief Financial Officer

Dated August 13, 2002	/s/ Ryan M. Glista
Ryan M. Glista
Vice President

Exhibit 99.1

Certification of Chief Executive Officer And Chief Financial Officer of
Commercial National Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of Commercial National Financial Corporation for the period ending June 30, 2002:

(1)	complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Commercial National Financial Corporation.

/s/ Louis T. Steiner	/s/ Gregg E. Hunter
Louis T. Steiner	Gregg E. Hunter
Chief Executive Officer	Chief Financial Officer
August 13, 2002	August 13, 2002