Form 10-Q
period 2002-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2002-11-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT OCTOBER 31, 2002
Common Stock, $2 Par Value	3,419,196 Shares

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Included in Part I of this report:

Page
Commercial National Financial Corporation

Consolidated Statements of Financial Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Changes in
Shareholders' Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4. Controls and Procedures	16

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30	December 31
	2002	2001
	(unaudited)	(audited)
ASSETS
Cash and due from banks on demand	$10,203,906	$9,512,523
Interest bearing deposits with banks	5,038,849	599,745
Federal funds sold	13,150,000	-
Securities available for sale	151,837,046	119,396,065

Loans	177,993,439	202,406,350
Unearned income	(8,239)	(71,186)
Allowance for loan losses	(3,014,945)	(2,814,454)
Net loans	174,970,255	199,520,710

Premises and equipment, net	4,591,108	5,707,705
Other assets	14,533,837	8,291,810

Total assets	$374,325,001	$343,028,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$48,310,666	$47,942,276
Interest bearing	216,357,768	207,044,496
Total deposits	264,668,434	254,986,772

Short-term borrowings	-	4,275,000
Other liabilities	3,846,421	2,796,489
Long-term borrowings	55,148,272	35,000,000
Total liabilities	323,663,127	297,058,261

Shareholders' equity:
Common stock, par value $2 per share;
10,000,000 shares authorized; 3,600,000
shares issued; 3,419,196 and 3,426,096 shares
outstanding in 2002 and 2001	7,200,000	7,200,000

Retained earnings	41,489,951	39,736,355

Accumulated other comprehensive income, net of
deferred taxes of $2,704,924 in September 2002
and $1,112,399 in December 2001	5,250,735	2,159,362

Less treasury stock, at cost, 180,804 and 173,904	(3,278,812)	(3,125,420)
shares in 2002 and 2001
Total shareholders’ equity	50,661,874	45,970,297

Total liabilities and shareholders’ equity	$374,325,001	$343,028,558

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans	$3,347,171	$4,137,329	$10,477,596	$12,699,998
Interest and dividends on securities:
Taxable	2,198,599	1,291,677	5,963,971	4,304,303
Exempt from federal income taxes	261,422	265,739	784,105	662,951
Interest on deposits with banks	11,306	179,650	14,749	360,155
Interest on federal funds sold	55,071	81,361	115,564	284,898
Total interest income	5,873,569	5,955,756	17,355,985	18,312,305

INTEREST EXPENSE
Interest on deposits	1,241,810	1,957,015	3,878,780	6,377,339
Interest on short-term borrowings	10,556	1,610	29,651	38,010
Interest on long-term borrowings	740,032	436,137	1,818,790	1,089,005
Total interest expense	1,992,398	2,394,762	5,727,221	7,504,354

NET INTEREST INCOME	3,881,171	3,560,994	11,628,764	10,807,951
PROVISION FOR LOAN LOSSES	96,000	429,350	298,030	429,350

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,785,171	3,131,644	11,330,734	10,378,601

OTHER OPERATING INCOME:
Asset management and trust income	144,448	124,879	415,466	409,195
Service charges on deposit accounts	186,899	211,683	541,227	584,041
Other service charges and fees	150,067	174,029	546,564	560,011
Net security gains (losses)	-	11,876	-	7,093
Gain from sale of branch	469,782	-	469,782	-
Other income	276,133	173,692	613,846	386,063
Total other operating income	1,227,329	696,159	2,586,885	1,946,403

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,442,186	1,360,577	4,268,174	4,148,107
Net occupancy	169,018	146,016	473,285	459,530
Furniture and equipment	176,254	174,823	527,009	536,495
Pennsylvania shares tax	115,807	105,578	340,602	311,020
Other expenses	901,413	837,723	2,522,956	2,240,379
Total other operating expenses	2,804,678	2,624,717	8,132,026	7,695,531

INCOME BEFORE INCOME TAXES	2,207,822	1,203,086	5,785,593	4,629,473
Income tax expense	477,700	256,300	1,462,700	1,219,400

Net income	$1,730,122	$946,786	$4,322,893	$3,410,073

Average Shares Outstanding	3,425,348	3,434,510	3,425,348	3,434,510

Earnings Per Share, basic & diluted	$0.50	$0.28	$1.26	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Retained		Other	Total
	Common	Earnings	Treasury	Comprehensive	Shareholders’
	Stock	(Deficit)	Stock	Income	Equity
(unaudited)
Balance at December 31, 2001	$7,200,000	$39,736,355	$(3,125,420)	$2,159,362	$45,970,297
Comprehensive income:
Net income	-	4,322,893	-	-	4,322,893

Change in unrealized net gains on
securities available for sale	-	-	-	3,091,373	3,091,373
Total comprehensive income					7,414,266

Cash dividends declared, $ 0.75 Per share	-	(2,569,297)	-	-	(2,569,297)
Purchase of treasury stock	-	-	(153,392)	-	(153,392)
Balance at September 30, 2002	$7,200,000	$41,489,951	$(3,278,812)	$5,250,735	$50,661,874

(unaudited)
Balance at December 31, 2000	$7,200,000	$37,438,970	$(2,596,335)	$1,094,282	$43,136,917
Comprehensive income:
Net income	-	3,410,073	-	-	3,410,073
Change in unrealized net gains on
securities available for sale of $1,624,273
net of reclassification adjustment for
Losses included in net income of $4,681	-	-	-	1,628,954	1,628,954
Total comprehensive income					5,039,027

Cash dividends declared, $ 0.57 per share	-	(1,956,579)	-	-	(1,956,579)
Purchase of treasury stock	-	-	(529,085)	-	(529,085)
Balance at September 30, 2001	$7,200,000	$38,892,464	$(3,125,420)	$2,723,236	$45,690,280

The accompanying notes are an integral part of these consolidated financial statements
COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For Nine Months
	Ended September 30
	2002	2001
OPERATING ACTIVITIES
Net income	$4,322,893	$3,410,073
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	476,593	514,650
Provision for loan losses	298,030	429,350
Net amortization of securities and loan fees	(523,509)	(304,699)
Decrease in interest receivable	100,343	21,040
Decrease in interest payable	(62,322)	(363,903)
(Increase) decrease in taxes receivable	(147,850)	211,983
Decrease in other liabilities	(332,420)	(159,020)
(Increase) decrease in other assets	(1,342,370)	473,819
Net security gains	-	(7,093)
Net cash provided by operating activities	2,789,388	4,226,200

INVESTING ACTIVITIES
Net increase in deposits with other banks	(4,439,104)	(1,138,666)
Increase in fed funds sold	(13,150,000)	-
Purchase of securities AFS	(60,466,998)	(53,759,873)
Maturities and calls of securities AFS	33,170,478	13,106,125
Proceeds from sales of securities AFS	-	32,181,598
Funding for BOLI program	(5,000,000)	(5,000,000)
Net (increase) decrease in loans	24,315,371	(1,318,012)
(Increase) decrease of premises and equipment	640,004	(287,199)
Net cash used in investing activities	(24,930,249)	(16,216,027)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,681,662	(5,185,778)
Decrease in other short-term borrowings	(4,275,000)	(5,025,000)
Proceeds from long-term borrowings	20,148,271	25,000,000
Dividends paid	(2,569,297)	(1,956,579)
Purchase of treasury stock	(153,392)	(529,085)
Net cash provided by financing activities	22,832,244	12,303,558
	691,383)	313,731

Cash and cash equivalents at beginning of year	9,512,523	9,532,528

Cash and cash equivalents at end of quarter	$10,203,906	$9,846,259

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$5,789,543	$7,868,257
Income Taxes	$1,494,743	$902,040

Supplemental schedule of non-cash investing and financing activities
Transfer of residential loans to foreclosed real estate	$344,049	$-

The accompanying notes are an integral part of these consolidated financial statements

.COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1  Management Representation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiaries, Commercial National Bank of Pennsylvania (the “Bank”) and Commercial National Investment Corporation. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information.  However, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ending December 31, 2001, including the notes thereto.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2002 and 2001. The results of the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

Note 2      Allowance for Loan Losses

Description of changes:
	2002	2001

Allowance balance January 1	$2,814,454	$2,736,712

Additions:
Provision charged to operating expenses	298,030	429,350
Recoveries on previously charged off
loans	33,236	31,974

Deductions:
Loans charged off	(130,775)	(357,843)

Allowance balance September 30	$3,014,945	$2,840,193

Note 3  Branch Office Acquisition

On June 29, 2002, the Corporation’s principal subsidiary, the Bank, pursuant to a Purchase and Assumption Agreement with Great American Federal (“GAF”), acquired the deposit liabilities, equipment and loans outstanding of GAF’s branch office in Norwin, Pennsylvania (the “Norwin Branch”).  The transaction was accounted for as a purchase. In the transaction, the Bank assumed deposit liabilities of $11,513,514, acquired loans of $8,046,215 and equipment of $9,373.

The Bank also assumed GAF’s lease for the Norwin Branch with the landlord of Norwin Hills Shopping Center.

The premium paid to acquire the Norwin Branch amounted to $905,284 and was allocated to a core deposit intangible.

Note 4  Branch Office Disposition

On September 27, 2002, the Bank, pursuant to a Purchase and Assumption Agreement with Standard Bank, PaSB, sold the bank premises, deposit liabilities, equipment and loans outstanding of the Bank’s branch office and Redstone office in Murrysville, Pennsylvania (the “Murrysville Branch”). In the transaction, the Bank sold deposit liabilities of $7,709,334, loans of $5,820,661 and equipment of $9,500.

The premium received for selling the Murrysville Branch (including deposits, premises and equipment) amounted to $469,782 and is recognized as a gain on sale of assets.

Note 5  Comprehensive Income

Comprehensive income was $3,091,373 and $1,628,954 for the nine months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, comprehensive income was $1,637,387 and $854,651, respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Changes in Shareholders’ Equity is attributed solely to unrealized gains and losses on available-for-sale debt securities during the periods presented.

Note 6  New Accounting Standards

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13”.   This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies.  It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions.  This statement became effective May 15, 2002 and did not have a significant impact on the Corporation’s financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring).”  This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement.  It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets.  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation’s financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions.”  This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution.  The statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination”.  If the acquisition meets the conditions of a “business combination”, the specialized accounting guidance under Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147.  The transition provisions were effective on October 1, 2002 and did not have a significant impact on the Corporation’s financial condition or results of operations.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

The Corporation’s total assets at September 30, 2002 increased $31,296,443, or 9.12% from the end of 2001. This increase was due to a combination of security and bank owned life insurance purchases along with increases in deposits and long-term borrowings. These factors offset declines in the loan and investment portfolios created by payoffs and prepayments.

Average earning assets represented 92.40% of average total assets for the first nine months of 2002 compared to 94.17% for the same period of 2001. Average loans represented approximately 90.40% of average interest bearing deposits in the first nine months of 2002 and 95.66% for the comparable period in 2001. Average loans as a percentage of assets were 53.33% and 60.68% for the nine-month period ending September 30, 2002 and 2001, respectively.

Deposits increased by $9,681,662 from December 31, 2001 to September 30, 2002. Of this increase, $3,804,180 was related to the net of the Norwin Branch acquisition and Murrysville Branch sale. The remaining $5,877,482 was primarily due to the inflow of cash from depositors.

During the second quarter of 2002, the Corporation extended its interest-bearing liability structure as long-term borrowing costs continued to decline from the already weakened economy and stock market.

Shareholders' equity was $50,661,874 on September 30, 2002 compared to $45,970,297 on December 31, 2001. Book value per common share increased to $14.82 at September 30, 2002 from $13.42 at year-end 2001. Excluding the net unrealized gains on securities available for sale, book value per share would have been $13.28 at September 30, 2002. This reflects an increase of 3.83% over the comparable book value at year-end 2001.

RESULTS OF OPERATIONS

First Nine Months of 2002 as compared to the First Nine Months of 2001

The Corporation’s pre-tax net income for the first nine months of 2002 was $5,785,593, compared to $4,629,473 for the same period of 2001, representing a 24.97% increase. Contributing to this increase was a gain of $469,782 realized on the sale of the Bank’s Murrysville Branch. Without the Murrysville gain, pretax net income would represent a 14.83% increase over 2001’s nine-month period. Higher net interest income is the primary contributor to this increase.

Interest income for the nine months ending September 30, 2002 was $17,355,985, a decrease of 5.22% from $18,312,305 for the same period in 2001. This decrease was due to the Federal Reserve Board’s 450 basis point reduction in interest rates during 2001, which led to significant loan run-off and refinancing in the commercial and mortgage sectors. A portion of the decrease was also due to the Bank exiting certain commercial loan product lines of business. To compensate for loan and security runoff, investment purchases of $60,000,000 helped moderate the decline in total interest income.

During the first nine months of 2002, the Corporation’s loan return rate decreased ninety-five (95) basis points to 7.25% and the securities return rate decreased by six (6) basis points to 6.50%. The return rate on total average earning assets decreased to 6.93% for the first nine months of 2002 from 7.62% for the first nine months of 2001. Average earning asset volume rose by $13,120,303 during the first nine months of 2002, representing a 4.09% increase over the same period in 2001.

Interest expense for the nine months ending September 30, 2002 was $5,727,221, a decrease of $1,777,133, or 23.68% from interest expense during the same period in 2001. This sharp decrease was the result of lower interest rates paid by the Bank on deposits during this historically low interest rate environment. The cost rate on average interest-bearing liabilities was 2.92% during the first nine months of 2002, a decrease of one hundred and fifteen (115) basis points from a year ago.  Average interest-bearing liability volume rose by $15,757,973, an increase of 6.41%. This volume increase was mainly due to long-term borrowings of $20,000,000 added by the Bank during 2002 to take advantage of these low interest rates.

Net interest income rose during the first nine months of 2002 to $11,628,764 and represented 4.29% of average total assets compared to 4.23% during the first nine months of 2001.

The Corporation’s average allowance for loan losses increased 8.49% during the nine months ending September 30, 2002 to $2,842,476. By comparison, total average loans decreased by 6.77% during the same period. There was a $298,030 provision for loan losses for the first nine months of 2002 compared to $429,350 allocated for the first nine months of 2001. The allowance has continued to grow for two reasons. These reasons are a decline in the appraisal value of a specific commercial mortgage loan and the more timely identification of potential problem loans resulting from the Bank’s new loan assessment program.

Net interest income after the application of the provision for loan losses increased 9.17% to $11,330,734 during the nine months ending September 30, 2002, representing a 4.18% return on total average assets compared to 4.06% for the first nine months of 2001.

Non-interest income increased 32.91% to $2,586,885 during the nine months ending September 30, 2002. The majority of this income relates to the $469,782 gain from the sale of the Murrysville Branch. Asset management and trust fees increased 1.53% to $415,466. Service charges on deposit accounts decreased 7.33% to $541,227. Other service charges and fees also declined by 2.40% reaching $546,564. Other income, excluding the gain from the Murrysville Branch, increased 59.00% to $613,846. The main contributor to this increase was bank owned life insurance policies (“BOLI”) purchased in June of 2001 and 2002. The June 2001 BOLI purchase reflects a full nine months income received in 2002 compared to four months of income received in 2001. The June 2002 BOLI purchase provided an additional four months of income.

Non-interest expense totaled $8,132,026 during the nine months ending September 30, 2002, an increase of 5.67%, or $436,495 over the same period in 2001, while total average assets increased 6.08%. Personnel cost rose only 2.89%, a $120,067 increase. Net occupancy expense rose by 2.99%, or $13,755. Furniture and equipment expense declined 1.77%, representing a cost decrease of $9,486. Pennsylvania shares tax expense was $340,602, an increase of 9.51%. Other expense rose 12.61%, which equated to a $282,577 increase. Material increases in legal and professional fees along with moderate increases in other various accounts contributed to the rise in this category.

Federal income tax was $1,462,700 for the first nine months of 2002, compared to $1,219,400 a year ago. Net income after taxes increased $912,820 to $4,322,893, an increase of 26.77%. The annualized return on average assets was 1.60% for the first nine months of 2002 compared to 1.34% for the nine months ending September 30, 2001. The annualized return on average equity through September 30, 2002 was 12.04% and had been 10.23% through the first nine months of 2001.

Excluding the gain from the sale of the Murrysville Branch, net income after taxes increased $602,764 to $4,012,837 which represents a 17.68% increase from September of 2001. Also, excluding the Murrysville Branch gain, the return on average assets and average equity are 1.48% and 11.17%, respectively.

Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

The Corporation’s pre-tax net income for the third quarter of 2002 increased 83.51% to $2,207,822 from $1,203,086 for the same period of 2001. Contributing to this increase was a gain of $469,782 realized on the sale of the Murrysville Branch. Without the Murrysville gain, pretax net income would represent a 44.47% increase over 2001’s three-month period. Contributing to higher third quarter net income is a reduction in the expense of the loan loss provision. The provision expense was $333,350 less in third quarter 2002 than in third quarter 2001.

Interest income for the third quarter of 2002 was $5,873,569, a decrease of 1.38% from interest income of $5,955,756 for the third quarter of 2001. The decrease in interest income is the result of lower loan volumes. If not for the investment purchases in 2002, interest income would have been more negatively impacted due to the decline in loans. The loan return rate decreased ninety-three (93) basis points to 7.07%, the securities return rate increased ten (10) basis points to 6.39% and the return rate on total average earning assets decreased sixty-three (63) basis points to 6.76%. Total average earning assets increased $25,223,126, or 7.82%. As previously mentioned, the increase in average earning assets is attributed to investments that were purchased to compensate for loan and security runoff experienced by the Bank during 2002.

Interest expense during the third quarter of 2002 was $1,992,398, a decrease of 16.80% from interest expense of $2,394,762 for the third quarter of 2001. The average interest-bearing liabilities rose by $28,611,398. This increase is the result of an additional $20,000,000 of long-term borrowings the Bank added to the balance sheet to take advantage of this historically low interest rate environment. Even with the increase in interest-bearing liabilities, the decrease in interest expense was the result of lower interest rates paid by the Bank on deposits during this historically low interest rate environment. The cost rate decreased to 2.88%, a ninety-eight (98) basis point decrease from a year ago.

Net interest income rose 4.86% to $3,881,171 during the third quarter of 2002 and represented 4.08% of average total assets compared to 4.12% during the same period a year ago.

The average allowance for loan losses increased 16.04% during the third quarter of 2002 to $2,942,503, while total average loans declined by $17,425,470 or 8.43%. The decline in loans resulted from the new internal lending guidelines that were established and implemented since the fourth quarter of 2001. With these new guidelines, loan runoff has been experienced because of the Bank’s reluctance to lower rates on existing loans that were not suitable for a more favorable rate and more stringent lending standards for loan approval. There was a $96,000 provision for loan losses allocated for the third quarter of 2002 while $429,350 was added to the loan loss allowance in the third quarter of 2001.

Net interest income after the application of the provision for loan losses rose 20.87% to $3,785,171 during the third quarter of 2002 representing a 3.98% return on total average assets compared to 3.62% for the third quarter of 2001.

Non-interest income increased $531,170 or 76.30%, to $1,227,329 during the third quarter of 2002. $469,732 of this increase is attributed to the gain realized on the sale of the Murrysville Branch that occurred in September. Asset management and trust income increased 15.67% to $144,448. Service charges on deposit accounts decreased 11.71% to $186,899. Other service charges and fees declined 13.77% to $150,067. Other income increased 329.45% to $745,915. Included in this number is the aforementioned branch sale of $469,782.

Non-interest expense rose $179,961 during the third quarter of 2002, a 6.86% increase from the same period in 2001. Personnel costs increased $81,609 to $1,442,186. Most of this increase is related to the addition of the Norwin branch that the Bank acquired at the end of the second quarter. Net occupancy expense rose $23,002, a 15.75% increase. Furniture and equipment expense was slightly higher by $1,431. Pennsylvania shares tax expense rose $10,229, an increase of 9.69%. Other expense rose $63,690 during the third quarter of 2002, a 7.60% increase from the same period in 2001. Increases in legal and professional fees and automated teller machine expense are the primary reasons for the rise in this category.

Federal income tax on total third quarter of 2002 earnings was $477,700 compared to $256,300 a year ago. Net income after taxes increased $783,336 to $1,730,122, equating to an 82.74% increase. The annualized return on average assets was 1.82% for the three months ended September 30, 2002 compared to 1.10% for the third quarter of 2001. The annualized return on average equity for the third quarter of 2002 was 14.02% compared to 8.40% for the third quarter of 2001.

Excluding the gain from the sale of the Murrysville Branch, net income after taxes increased $473,280 to $1,420,066 which represents a 49.99% increase from September of 2001. Also, excluding the Murrysville Branch gain, the return on average assets and average equity are 1.49% and 11.50%, respectively.

LIQUIDITY

Liquidity, the measure of the Corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Additional liquidity can be provided by the sale of debt investment securities available for sale. The Corporation held $140,714,216 of such securities on September 30, 2002. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB provides an additional source of liquidity for long- and short-term funding. Additional short-term funding is available through federal funds lines of credit that are established with correspondent banks.

Investments maturing within one year were 1.22% of total assets on September 30, 2002 and 8.16% on September 30, 2001.

On October 23, 2002, the corporation committed to purchase $20,000,000 of a to-be-announced Federal National Mortgage Association mortgage pass-thru security scheduled to settle in January 2003.

INTEREST SENSITIVITY

Through interest rate management, the Corporation seeks to maintain a balance between consistent income growth and the risk that is created by variations in ability to reprice deposit and investment categories.  The effort to determine the effect of potential interest rate changes normally involves measuring the so called "gap" between assets (loans and securities) subject to rate fluctuation and liabilities (interest bearing deposits) subject to rate fluctuation as related to earning assets over different time periods and calculating the ratio of interest sensitive assets to interest sensitive liabilities.

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

INTEREST
SENSITIVITY (In thousands)

The following table presents this information as of September 30, 2002 and December 31, 2001:

	September 30, 2002
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS	1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$5,252	$11,085	$13,754	$25,518	$71,832	$13,273
Federal funds sold and other deposits with banks	18,189	-	-	-	-	-
Loans	25,605	3,075	5,515	9,644	77,755	53,661
Total interest-sensitive assets	49,046	14,160	19,269	35,162	149,587	66,934

Interest-bearing liabilities:
Certificates of deposits	5,775	8,547	20,615	20,911	20,520	16,962
Other interest-bearing liabilities	-	5,070	5,070	7,295	47,126	58,729
Other-term borrowings	-	-	-	-	25,149	30,000
Total-interest sensitive liabilities	5,775	13,617	25,685	28,206	92,795	105,691
Interest sensitivity gap	$43,271	$543	$(6,416)	$6,956	$56,792	$(38,757)

Cumulative gap	$43,271	$43,814	$37,398	$44,354	$101,146	$62,389

Ratio of cumulative gap to earning assets	12.53%	12.69%	10.83%	12.85%	29.30%	18.07%

	December 31, 2001
	0-30 DAYS	31-90 DAYS	91-180 DAYS	181-365 DAYS		1 - 5 YEARS	OVER 5 YRS
Interest-earning assets:
Securities	$3,755	$7,507	$11,265	$23,083		$54,610	$13,522
Federal funds sold and other deposits with banks	600	-	-	-		-	-
Loans	27,613	3,679	5,230	9,589		93,079	60,486
Total interest-sensitive assets	31,968	11,186	16,495	32,672		147,689	74,008

Interest-bearing liabilities:
Certificates of deposits	14,627	16,694	19,051	19,236		20,020	1,615
Other interest-bearing liabilities	-	4,695	4,695	6,868		44,129	55,416
Other-term borrowings	4,275	5,000	-	-		25,000	5,000
Total-interest sensitive liabilities	18,902	26,389	23,746	26,104		89,149	62,031
Interest sensitivity gap	$13,066	$(15,203)	$(7,251)	$6,568		$58,540	$11,977

Cumulative gap	$13,066	$(2,137)	$(9,388)	$(2,820)		$55,720	$67,697

Ratio of cumulative gap to earning assets	4.09%	(0.67% )	(2.94% )	(0.88%	)	17.43%	21.18%

CREDIT QUALITY RISK

The following table presents a comparison of loan performance as of September 30, 2002 with that as of September 30, 2001. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. The high amount of non-accrual loans, in 2002 and 2001, is due to the general economic slowdown and the Corporation’s implementation of an enhanced loan assessment program. The assessment enhances the Corporation’s ability to identify loans which may be problems or which the borrower may be unable to pay under the terms of the original agreement. As of September 30, 2002, $701,699 of the non-accrual loans are current with payments recognized on a cash basis only.

	At September 30,
	2002	2001
Non-performing loans:
Loans on non-accrual basis	$2,493,066	$2,743,289
Past due loans 90 days or more	4,908	35,498
Renegotiated loans	-	64,422
Total non-performing loans	$2,497,974	$2,843,209
Other real estate owned	$344,049	-
Total non-performing assets	$2,842,023	$2,843,209

Loans outstanding at end of period	$177,985,200	$208,867,208
Average loans outstanding (year-to-date)	$192,633,725	$206,619,793
Non-performing loans as percent of total
Loans	1.60%	1.36%
Provision for loan losses	$298,030	$429,350
Net charge-offs	$97,539	$325,868
Net charge-offs as percent of average
Loans	.05%	.16%
Provision for loan losses as
percent of net charge-offs	305.55%	131.76%
Allowance for loan losses as
percent of average loans outstanding	1.57%	1.37%

CAPITAL RESOURCES

Shareholders' equity for the first nine months of 2002 averaged $47,889,036, which represents an increase of $3,434,294 over the average shareholders’ equity of $44,454,742 recorded in the same period of 2001. These capital levels represented a capital ratio of 13.26% in 2002 and 13.06% in 2001. When the loan loss allowance is included, the 2002 capital ratio becomes 14.05%.

The Federal Reserve Board's risk-based capital adequacy guidelines are designed principally as a measure of credit risk.  These guidelines require that:  (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets must be maintained.  The minimum leverage ratio is to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system.  As of September 30, 2002, the Corporation, under these guidelines, had a Tier I and total equity capital to risk adjusted assets ratio of 24.74% and 25.99% respectively, and had a leverage ratio of 11.91%.

CAPITAL RESOURCES (continued)

The table below presents the Corporation's capital position at September 30, 2002

(dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$44,446	24.74
Tier I Requirement	7,186	4.00

Total Equity Capital	$46,701	25.99
Total Equity Capital Requirement	14,372	8.00

Leverage Capital	$44,446	11.91
Leverage Requirement	14,926	4.00

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity is the Corporation’s primary market risk exposure. The Corporation manages this exposure through asset and liability management. Asset and liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in changes in net interest income as interest rates change.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted. See interest rate sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.  Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures within 90 days prior to filing this quarterly report (the “Evaluation Date”).  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them on a timely basis.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

d. N/A

ITEM 5.    OTHER INFORMATION

        Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer

b.      Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 14, 2002	/s/Louis T. Steiner
Louis T. Steiner, Vice Chairman and
Chief Executive Officer

Dated: November 14, 2002	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICIER

OF

COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Louis T. Steiner, Chief Executive Officer, Commercial National Financial Corporation certify that:

I have reviewed this quarterly report on Form 10-Q of Commercial National Financial Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that         material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            By: /s/ Louis T. Steiner

                Louis T. Steiner

                Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF

COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Gregg E. Hunter, Chief Executive Officer, Commercial National Financial Corporation certify that:

I have reviewed this quarterly report on Form 10-Q of Commercial National Financial Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that      material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            By: /s/ Gregg E. Hunter

                            Gregg E. Hunter

                        Chief Financial Officer
            Exhibit 99.1

Certification of Chief Executive Officer of
Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Commercial National Financial Corporation (the “Corporation”) for the period ending September 30, 2002 (the “Report”), I, Louis T. Steiner, Chief Executive Officer of the Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Commercial National Financial Corporation.

/s/ Louis T. Steiner
Louis T. Steiner
Chief Executive Officer
November 14, 2002

            Exhibit 99.2

Certification of Chief Financial Officer of
Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Commercial National Financial Corporation (the “Corporation”) for the period ending September 30, 2002 (the “Report”), I, Gregg E. Hunter, Chief Financial Officer of the Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Commercial National Financial Corporation.

/s/ Gregg E. Hunter
Gregg E. Hunter
Chief Financial Officer
November 14, 2002