Form 10-K
period 2002-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2003-03-31
CIK 866054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 0-18676

COMMERCIAL NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)
PENNSYLVANIA	25-1623213
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

900 Ligonier Street, Latrobe, PA 15650

15650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 724-539-3501

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

None                                                                                               None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS

Common Stock, $2 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes       No  X

Aggregate market value of registrant’s common stock held by
non-affiliates computed by reference to price at which the
common stock was last sold, as of June 28, 2002, the last
business day of the registrant’s most recently completed second
fiscal quarter.	$51,021,336

Number of shares of common stock outstanding at March 24, 2003.	3,447,452

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2003 annual meeting of shareholders to be held on May 20, 2003 are incorporated by reference into Part III of this Form 10-K.  In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II of this Form 10-K.
Commercial National Financial Corporation

Form 10-K

INDEX

Part I	PAGE

ITEM 1.	Business
	Description of Business ......................................	3
	Competition ..................................................	3
	Supervision and Regulation ...................................	4
	Effects of Governmental Policies.............................	5
	Employees....................................................	5
ITEM 2.	Properties ...................................................	5
ITEM 3.	Legal Proceedings ...........................................	6
ITEM 4.	Submission of Matters to a Vote of Security Holders .........	6

PART II
ITEM 5.	Market for Registrant's Common Stock Equity and Related
	Stockholder Matters.........................................	6
ITEM 6.	Selected Financial Data......................................	7
ITEM 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operation..........................	7
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk ..	7
ITEM 8.	Financial Statements and Supplementary Data .................	7
ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosures ...................................	7
PART III
ITEM 10.	Directors and Executive Officers of the Registrant ..........	8
ITEM 11.	Executive Compensation ......................................	8
ITEM 12.	Security Ownership of Certain Beneficial Owners and
	Management..................................................	8
ITEM 13.	Certain Relationships and Related Transactions ..............	8

PART IV
ITEM 14.	Controls and Procedures.....................................	8
ITEM 15.	Exhibits, Financial Statement Schedules and Reports
	On Form 8-K.................................................	9

Part I

Item 1.  BUSINESS

Description of Business

Commercial National Financial Corporation (the Corporation) is a Pennsylvania Corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and as a financial holding company under the Gramm Leach Bliley Act of 1999 (GLB). The Corporation is owner of 100% of the outstanding shares of common stock of Commercial National Bank of Pennsylvania (the Bank). The Bank has been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, Pennsylvania, two (2) in Unity Township, Pennsylvania and one (1) each in Ligonier, West Newton, Greensburg, Norwin and Hempfield Township, Pennsylvania. The Bank established an asset management/trust department in 1994 which is located in the building that houses the Greensburg banking office. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building that houses the Bank’s downtown Latrobe banking office is the location of the Corporation's and the Bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system.

Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with 24 hour a day automatic teller machines (ATM).  Bank ATM units are also located on the campuses of Saint Vincent College in Unity Township and the University of Pittsburgh at Greensburg, the terminal of the Westmoreland County Airport in Unity Township, the reception lobby of the Latrobe Area Hospital in Latrobe, and an in-store machine in the Norvelt Open Pantry and the New Alexandria Qwik Mart. A separate freestanding drive-up teller staffed banking facility is attached to the Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

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

In December 2002, the Corporation completed the acquisition of the insurance agencies, Gooder Agency, Inc., an insurance agency, (Gooder Agency) and Gooder & Mary, Inc., which owned a 50% interest in Commercial National Insurance Services (CNIS), thus giving the Corporation full ownership of CNIS, which is now operated as part of Gooder Agency.  Gooder Agency was acquired as a wholly owned subsidiary of Commercial National Investment Corporation, which has changed its name to Commercial National Insurance Services, Inc.

Gooder Agency, located in Ligonier PA is a full service provider of insurance products for individuals and businesses. Gooder Agency represents fifteen national, regional and mutual insurance companies that allows it to provide new and existing customers with products and programs needed at competitive prices.

Competition

Throughout the Bank's service area, substantial competition exists both for deposit and loan products. The competitors range from major financial institutions, such as Citizens Bank of Pennsylvania, National City Bank and PNC Bank, N.A., to several national and state banks, thrift institutions, credit unions, mortgage brokers and finance companies. Even though some portions of the thrift industry have experienced fairly extensive restructuring, the level of competitive activity in the Bank’s service area remains strong. Competition for certificates of deposit and money market deposits remains vigorous, with the representatives of insurance companies and securities brokers soliciting customers in the Bank’s market area. In addition, out-of-area institutions, including retailers, continue to solicit business for credit cards, residential mortgages and automobile financing.

Competition for insurance services continues to increase with consumers having the opportunity to select from a variety of national, regional and local insurance companies. The primary focus of CNIS is to provide one-stop financial services for the customers of the Bank.

Supervision and Regulation

The Corporation and the Bank are subject to the supervision of the following regulatory bodies: The Federal Reserve Board, the Office of the Comptroller of the Currency, the Securities and Exchange Commission, and the Federal Deposit Insurance Corporation. The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors. The Federal Reserve Board monitors holding company activity while the Office of the Comptroller of the Currency is the Bank’s primary banking regulator. No regulatory restrictions or actions are currently pending against the Corporation or the Bank.

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

CNIS, a non-banking subsidiary of the Corporation, is a licensed insurance agency and is subject to regulation by the Pennsylvania Department of Insurance.

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

EMPLOYEES

As of December 31, 2002, the Corporation, the Bank and other subsidiaries of the Corporation had a total of 128 full-time-equivalent employees.

EXECUTIVE OFFICERS OF THE CORPORATION

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name

	Age	Present and Previous Positions

Louis A. Steiner	72	Chairman of the board (1977 to present)
		Chief executive officer (1977 to 1997)

Louis T. Steiner	41	President (April 1998 to present),
		Vice Chairman (December 1995 to present)
		and chief executive officer (November 1997
		to present)

Gregg E. Hunter	44	Vice chairman and chief financial
		officer (December 1995 to present)

Wendy S. Schmucker	34	Secretary/treasurer and vice president,
		manager corporate administration (November
		1997 to present), assistant vice president
		and managing corporate officer (December
		1996 to October 1997), assistant
		secretary/treasurer and corporate
		and financial administrative officer
		(December 1995 to November 1996)

Ryan M. Glista	35	Vice president/comptroller (December 1997
		to present), assistant vice president/
		controller(December 1995 to November 1997)

Susan F. Robb	28	Assistant vice president (April 2001 to present),
		assistant secretary (April 1998 to present),
		corporate administrator (September 1997 to
		Present), customer service representative
		(September 1996 to September 1997)

Item 2.  Properties

All of the Corporation’s facilities are owned with the exception of the Lincoln Road banking office and adjacent drive-up facility along with the Norwin Hills banking office, which are leased. The facility that houses Gooder Agency is also leased. This lease agreement gives the Corporation a right of first refusal to purchase the property in the event it is available for sale. All of the properties are used in their entirety for banking and insurance agency purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the Corporation and its subsidiaries. Physical locations can be found on page 35 of the Annual Report to Shareholders.

Item 3.  Legal Proceedings

Other than proceedings that occur in the normal conduct of business, there are no legal proceedings to which either the Corporation or the subsidiaries is a party that will have any material effect on the financial position of the Corporation or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Corporation’s security holders during the last quarter of its fiscal year ended December 31, 2002.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information appearing in the Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the Annual Report) on page 21 is incorporated herein by reference in response to this item.  As of March 24, 2003 there were 521 shareholders of record of the Corporation's common stock. The number of beneficial shareholders is approximately 970.

The following table provides information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	- -	- -	- -
Equity compensation plans not approved by security holders(1)	48	$22.23	9,952
Total	48	$22.23	9,952

(1)   Relates to the Company’s Director’s Call Contest Plan

Item 6.     Selected Financial Data

Information appearing in the Annual Report on page 22 is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and

            Results of Operation

Information appearing in the Annual Report on pages 23 through 31 is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the Annual Report on page 29 under the title Market Risk is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

The Corporation’s consolidated financial statements, the notes thereto and the report of the independent certified public accountants are on pages 6 through 20 of the Annual Report and are incorporated herein by reference.  In addition, a quarterly summary of financial data is on page 21 of the Annual Report and is incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

Information appearing in the Proxy Statement related to the Annual Meeting of Shareholders to be held May 20, 2003 (the Proxy Statement) on pages 4 through 7 is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 10 of the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

Information appearing in the Proxy Statement on pages 12 through 15 is incorporated herein by reference.  The stock performance graph and the Compensation Committee Report shall not be deemed to be “filed”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement on pages 8 through 9 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information appearing in the Proxy Statement on page 15 is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The Corporation’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the Exchange Act)), as of a date within ninety days before the filing of this annual report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Corporation’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The consolidated financial statements and exhibits listed below are filed as part of this report.  Financial statement schedules are omitted as they are not applicable.

(1)        The Corporation’s consolidated financial statements, the notes thereto and the report of the independent public accounts are on pages 6 through 20 of the Annual Report and are incorporated herein by reference.

Page Number or
Exhibit		Incorporated by
Number	Description	Reference to

2.1

Agreement and Plan of Merger by and among Commercial National Investment Corporation, Gooder Acquisition Corp., Gooder Agency, Inc., Gooder & Mary, Inc., and each of the shareholders of Gooder Agency, Inc. and Gooder & Mary, Inc., dated as of December 10, 2002

Filed herewith

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the special meeting of
shareholders held
September 18, 1990

3.4	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the meeting of
shareholders held on
April 15, 1997

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2002	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Reports on Form 8-K. None were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Louis T. Steiner
Louis T. Steiner, Vice Chairman, President
and Chief Executive Officer

March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY	DATE

/s/Louis A. Steiner	March 18, 2003
Louis A. Steiner, Chairman of the Board and Director

/s/Louis T. Steiner	March 18, 2003
Louis T. Steiner, Vice Chairman of the Board, Director and Principal Executive Officer

/s/ Gregg E. Hunter	March 18, 2003
Gregg E. Hunter, Vice Chairman of the Board, Director, Principal Financial and Accounting Officer

/s/Wendy S. Schmucker	March 18, 2003
Wendy S. Schmucker, Secretary/Treasurer

/s/ John T. Babilya	March 18, 2003
John T. Babilya, Director

/s/George A. Conti, Jr.	March 18, 2003
George A. Conti Jr., Director

/s/ Richmond H. Ferguson	March 18, 2003
Richmond H. Ferguson, Director

/s/Dorothy S. Hunter	March 18, 2003
Dorothy S. Hunter, Director

/s/Frank E. Jobe	March 18, 2003
Frank E. Jobe, Director

/s/Roy M. Landers	March 18, 2003
Roy M. Landers, Director

/s/John C. McClatchey	March 18, 2003
John C. McClatchey, Director

/s/Joseph A. Mosso	March 18, 2003
Joseph A. Mosso, Director

/s/Joedda M. Sampson	March 18, 2003
Joedda M. Sampson, Director

/s/Debra L. Spatola	March 18, 2003
Debra L. Spatola, Director

/s/George V. Welty	March 18, 2003
George V. Welty, Director

/s/ C. Edward Wible	March 18, 2003
C. Edward Wible, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICIER

OF

COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Louis T. Steiner, Chief Executive Officer, Commercial National Financial Corporation certify that:

I have reviewed this annual report on Form 10-K of Commercial National Financial Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that      material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 28, 2003	By:	/s/ Louis T. Steiner

                                                Louis T. Steiner

                                                Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF

COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Gregg E. Hunter, Chief Financial Officer, Commercial National Financial Corporation certify that:

I have reviewed this annual report on Form 10-K of Commercial National Financial Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that      material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 28, 2003	By:	/s/ Gregg E. Hunter

                                                     Gregg E. Hunter

                                                     Chief Financial Officer

EXHIBIT INDEX TABLE OF CONTENTS

Exhibit
Number	Description

2.1

Agreement and Plan of Merger by and among Commercial National Investment Corporation, Gooder Acquisition Corp., Gooder Agency, Inc., Gooder & Mary, Inc., and each of the shareholders of Gooder Agency, Inc. and Gooder & Mary, Inc., dated as of December 10, 2002

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002

21	Subsidiaries of the Registrant

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002.

Exhibit 21  -  Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial National Bank of Pennsylvania	United States

Commercial National Insurance Services, Inc.	Pennsylvania

Gooder Agency, Inc.	Pennsylvania

Exhibit 99.1

Certification of Chief Executive Officer of
Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-K of Commercial National Financial Corporation (the “Corporation”) for the period ending September 30, 2002 (the “Report”), I, Louis T. Steiner, Chief Executive Officer of the Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Commercial National Financial Corporation.

/s/ Louis T. Steiner
Louis T. Steiner
Chief Executive Officer
March 28, 2003

A signed original of this written statement required by Section 906 has been provided to Commercial National Financial Corporation and will be retained by Commercial National Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

Certification of Chief Fiancial Officer of
Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-K of Commercial National Financial Corporation (the “Corporation”) for the period ending September 30, 2002 (the “Report”), I, Gregg E. Hunter, Chief Financial Officer of the Corporation certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Commercial National Financial Corporation.

/s/ Gregg E. Hunter
Gregg E. Hunter
Chief Financial Officer
March 28, 2003

A signed original of this written statement required by Section 906 has been provided to Commercial National Financial Corporation and will be retained by Commercial National Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

The Corporation will provide without charge to any shareholder a copy of its 2002 annual report on form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION

STOCK TRANSFER DEPARTMENT

P.O. BOX 429

LATROBE, PA  15650

This page left intentionally blank

Consolidated Statements of Financial Condition

Assets

December 31,
2002	2001

Cash and due from banks on demand	$ 10,294,276	$ 9,512,523
Interest bearing deposits with banks	20,633,629	599,745
Federal fund sold	14,650,000	-
Securities available for sale	144,726,216	117,038,065
Restricted investments in bank stock	3,618,200	2,358,000

Loans	169,030,225	202,335,164
Allowance for loan losses	(2,707,323)	(2,814,454)

Net Loans	166,322,902	199,520,710

Premises and equipment	4,523,920	5,707,705
Accrued interest receivable	1,541,961	1,800,883
Other assets	14,026,651	6,490,927

Total Assets	$380,337,755	$343,028,558

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$ 51,355,652	$ 47,942,276
Interest bearing	218,669,557	207,044,496

Total Deposits	270,025,209	254,986,772

Short-term borrowings	-	4,275,000
Other liabilities	4,108,044	2,796,489
Long-term borrowings	55,000,000	35,000,000

Total Liabilities	329,133,253	297,058,261

Shareholders’ Equity

Common stock, par value $2 per share; authorized 10,000,000 shares; issued 3,600,000 shares; outstanding 3,453,952 and 3,426,096 shares in 2002 and 2001, respectively	7,200,000	7,200,000
Retained earnings	41,627,977	39,736,355
Accumulated other comprehensive income, net of deferred taxes 2002 $2,514,488; 2001 $1,112,399	4,881,064	2,159,362
Treasury stock, at cost, 146,048 and 173,904 shares in 2002 and 2001, respectively	(2,504,539)	(3,125,420)

Total Shareholders’ Equity	51,204,502	45,970,297

Total Liabilities and Shareholders’ Equity	$380,337,755	$343,028,558

Consolidated Statements of Income

Years Ended December 31,
2002	2001	2000

Interest Income

Interest and fees on loans	$13,532,996	$16,665,093	$17,513,408
Interest and dividends on securities:
Taxable	8,130,197	6,161,185	6,916,752
Exempt from federal income taxes	1,057,262	924,250	1,504,099
Interest on deposits with banks	48,879	363,418	16,498
Interest on federal funds sold	173,219	285,044	105,030

Total Interest Income	22,942,553	24,398,990	26,055,787

Interest Expense

Deposits	4,997,795	8,065,055	9,336,596
Short-term borrowings	29,650	95,446	528,580
Long-term borrowings	2,547,055	1,555,449	1,839,724

Total Interest Expense	7,574,500	9,715,950	11,704,900

Net Interest Income	15,368,053	14,683,040	14,350,887

Provision for Loan Losses	298,030	540,350	1,176,000

Net Interest Income after Provision for Loan Losses	15,070,023	14,142,690	13,174,887

Other Operating Income

Service charges on deposit accounts	737,426	778,618	716,231
Other service charges and fees	691,240	750,248	677,756
Net security gains (losses)	-	7,093	(691,700)
Trust department income	475,115	456,905	388,254
Income from investment in life insurance	474,286	176,750	-
Gain on sale of credit card loans	-	-	822,875
Gain on sale of branch	469,782	-	-
Other income	327,438	385,223	391,048

Total Other Operating Income	3,175,287	2,554,837	2,304,464

Other Operating Expenses

Salaries and employee benefits	5,660,228	5,497,870	5,108,578
Net occupancy	624,345	603,150	588,858
Furniture and equipment	725,045	723,698	890,429
Pennsylvania shares tax	456,409	416,598	381,829
Automated teller machine	321,459	304,159	218,784
Other expenses	3,240,638	2,547,827	2,240,091

Total Other Operating Expenses	11,028,124	10,093,302	9,428,569

Income before Income Taxes	7,217,186	6,604,225	6,050,782

Income Tax Expense	1,872,970	1,699,302	1,419,270

Net Income	$ 5,344,216	$ 4,904,923	$ 4,631,512

Earnings per Share, Basic	$ 1.56	$ 1.43	$ 1.32

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2002, 2001 and 2000

Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance - December 31, 1999	$7,200,000	$35,190,986	$(1,807,660)	$(1,179,433)	$39,403,893
Comprehensive income:
Net income	-	4,631,512	-	-	4,631,512
Change in unrealized net gains on securities available for sale of $2,445,420, net of reclassification adjustment for losses included in net income of $456,522	-	-	2,901,942	-	2,901,942

Total Comprehensive Income					7,533,454

Cash dividends declared, $0.68 per share	-	(2,383,528)	-	-	(2,383,528)
Purchases of treasury stock	-	-	-	(1,416,902)	(1,416,902)

Balance - December 31, 2000	7,200,000	37,438,970	1,094,282	(2,596,335)	43,136,917
Comprehensive income:
Net income	-	4,904,923	-	-	4,904,923
Change in unrealized net gains on securities available for sale of $1,069,761, net of reclassification adjustment for gains included in net loss of $(4,681)	-	-	1,065,080	-	1,065,080

Total Comprehensive Income					5,970,003

Cash dividends declared, $0.76 per share	-	(2,607,538)	-	-	(2,607,538)
Purchases of treasury stock	-	-	-	(529,085)	(529,085)

Balance - December 31, 2001	7,200,000	39,736,355	2,159,362	(3,125,420)	45,970,297
Comprehensive income:
Net income	-	5,344,216	-	-	5,344,216
Change in unrealized net gains on securities available for sale	-	-	2,721,702	-	2,721,702

Total Comprehensive Income					8,065,918

Cash dividends declared, $1.00 per share	-	(3,424,008)	-	-	(3,424,008)
Issuance of treasury stock	-	(28,586)	-	785,818	757,232
Purchases of treasury stock	-	-	-	(164,937)	(164,937)

Balance - December 31, 2002	$7,200,000	$41,627,977	$4,881,064	$(2,504,539)	$51,204,502

Consolidated Statements of Cash Flows

Years Ended December 31,
2002	2001	2000

Cash Flows from Operating Activities

Net income	$5,344,216	$4,904,923	$4,631,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636,402	691,674	793,492
Provision for loan losses	298,030	540,350	1,176,000
Net (accretion) amortization of securities and loan fees	(812,971)	(567,498)	(297,449)
Net security (gains) losses	-	(7,093)	691,700
Issuance of treasury stock for compensation	1,069	-	-
Gain on sale of credit card loans	-	-	(822,875)
Gain on sale of branch	(469,782)	-	-
(Gain) loss on sale of foreclosed real estate	(29,185)	10,704	-
Income from investments in life insurance	(474,286)	(176,750)	-
Deferred tax (benefit) expense	82,140	73,391	(78,687)
(Increase) decrease in assets:
Accrued interest receivable	258,922	140,888	116,154
Income taxes receivable	(104,597)	93,272	869,947
Other assets	284,140	452,497	(108,064)
Increase (decrease) in liabilities:
Interest payable	(23,961)	(425,298)	(130,519)
Income taxes payable	(265,519)	265,519	-
Other liabilities	116,806	88,427	(274,339)

Net Cash Provided by Operating Activities	4,841,424	6,085,006	6,566,872

Cash Flows from Investing Activities

Net (increase) decrease in deposits with other banks	(20,033,884)	(315,609)	274,645
(Increase) decrease in federal funds sold	(14,650,000)	-	5,750,000
Purchases of securities available for sale	(75,003,218)	(64,248,987)	(58,047,132)
Maturities, calls and principal repayments of securities available for sale	52,152,644	19,568,847	15,524,813
Proceeds from sales of securities available for sale	-	31,176,898	66,509,684
Net cash used in acquisitions	(1,140,769)	-	-
Net (increase) decrease in restricted bank stock	(1,260,200)	1,004,700	-
Net (increase) decrease in loans	32,485,176	5,076,603	(8,946,824)
Proceeds from sale of credit card loans	-	-	6,323,491
Net proceeds from sale of branch	469,782	-	-
Purchases of premises and equipment	(594,365)	(372,242)	(516,175)
Proceeds from sale of premises and equipment	1,141,748	-	-
Proceeds from sale of foreclosed real estate	198,923	66,000	-
Purchase of bank owned life insurance	(5,000,000)	(5,000,000)	-

Net Cash Provided by (Used in) Investing Activities	(31,234,163)	(13,043,790)	26,872,502

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,
2002	2001	2000

Cash Flows from Financing Activities

Net increase (decrease) in deposits	$15,038,437	$(11,624,598)	$(6,336,033)
Net decrease in short-term borrowings	(4,275,000)	(3,300,000)	(7,425,000)
Proceeds from issuance of long-term borrowings	20,000,000	25,000,000	-
Repayments of long-term borrowings	-	-	(15,000,000)
Dividends paid	(3,424,008)	(2,607,538)	(2,383,528)
Purchase of treasury stock	(164,937)	(529,085)	(1,416,902)

Net Cash Provided by (Used in) Financing Activities	27,174,492	6,938,779	(32,561,463)

Increase (Decrease) in Cash and Cash Equivalents	781,753	(20,005)	877,911

Cash and Cash Equivalents - Beginning	9,512,523	9,532,528	8,654,617

Cash and Cash Equivalents - Ending	$10,294,276	$ 9,512,523	$ 9,532,528

Supplementary Cash Flows Information

Interest paid	$ 7,598,461	$10,141,248	$11,835,419

Income taxes paid	$ 2,160,743	$ 1,264,040	$ 1,442,900

Supplementary Disclosures of Noncash Investing and
        Financing Activities

Loans transferred to foreclosed real estate	$ 513,787	$ 76,704	$ -

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

General

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (Corporation) and its wholly-owned subsidiaries, Commercial National Bank of Pennsylvania (Bank) and Commercial National Insurance Services, Inc. (CNIS) formerly known as Commercial National Investment Corporation.  All material intercompany transactions have been eliminated.

The Bank operates under a national bank charter and provides full banking services.  The Corporation is subject to regulation by the Federal Reserve Board and the Bank is subject to regulation by the Office of the Comptroller of the Currency.  The Bank’s primary business consists of taking deposits and granting loans to customers who generally do business in the area of Westmoreland County, Pennsylvania.

CNIS holds the investment in the wholly-owned Gooder Agency, Inc. (Gooder), which is a full service provider of insurance products to individuals and businesses.  The agency represents fifteen national, regional and mutual insurance companies.

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements and related financial data of the Corporation and its wholly-owned subsidiaries contained in this report.  Such policies conform to generally accepted accounting principles (GAAP) and to general practice within the banking industry.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the reporting period.  Actual results could differ from those estimates.

Certain items of the consolidated financial statements for the years ended December 31, 2001 and 2000 have been reclassified to conform with the December 31, 2002 presentation.  None of these reclassifications affected net income.

Securities

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “securities held to maturity” and are reported at amortized cost.  Debt and equity securities not classified as held to maturity securities are classified as “securities available for sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity.  Premiums and discounts are recognized as interest income using the interest method over the terms of the securities.

Net gain or loss on the sale of securities is determined using the specific identification method.

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This restricted stock is carried at cost.

Note 1 - Significant Accounting Policies (Continued)

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of associated direct costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Foreclosed Real Estate

Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosure.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.  Foreclosed real estate at December 31, 2002 and 2001 was $344,048 and $-0-, respectively, and is included in other assets.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

Note 1 - Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Corporation has recorded goodwill of $410,000 as of December 31, 2002 related to the acquisition of two insurance agencies in December 2002.  Commencing January 1, 2002, the effect of applying Financial Accounting Standards Board (FASB) No. 142, “Goodwill and Other Intangible Assets,” is that goodwill is no longer amortized, but would be reviewed annually for impairment.  Any impairment of goodwill results in a charge to income.  The goodwill is not deductible for tax purposes.

The Corporation has amortizable intangible assets related to covenants not-to-compete and customer lists acquired in 2002 through the acquisition of the insurance agencies.  These intangible assets are being amortized on a straight-line basis over five and fifteen years, respectively.  The Bank has total amortizable intangible assets of $439,000.  No amortization expense was recorded for the year ended December 31, 2002.  Amortization expense is estimated to be $34,000 per year for the next five years.

Premises and Equipment

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

Note 1 - Significant Accounting Policies (Continued)

Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2002, 2001 and 2000 was $233,000, $149,000 and $72,000, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Trust Operations

Trust income is recorded on a cash basis, which approximates the accrual basis.  Securities and other property held by the Corporation in a fiduciary or agency capacity for customers of the Trust Department are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.

Income Taxes

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

Earnings per Share

Earnings per share have been calculated on the weighted average number of shares outstanding of 3,425,858 in 2002, 3,432,389 in 2001 and 3,511,603 in 2000.

The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

Note 1 - Significant Accounting Policies (Continued)

Treasury Stock

The acquisition of treasury stock is recorded under the cost method.  At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to additional paid-in capital.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption, "Cash and due from banks on demand".

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This Statement became effective for the Corporation on January 1, 2003, but is not expected to have a significant impact on the financial condition or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement.  It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets.  The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation’s financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions.”  This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution.  The statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination”.  If the acquisition meets the conditions of a “business combination”, the specialized accounting guidance under Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” will not apply after September 30, 2002 and the amount of any unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147.  The transition provisions were effective on October 1, 2002 and did not have a significant impact on the Corporation’s financial condition or results of operations.

Note 2 -  Acquisitions And Divestitures

On December 10, 2002, the Corporation completed its acquisition of Gooder, an independent insurance agency and Gooder & Mary, Inc. (G&M), a 50% partner in CNIS.  The Corporation issued 35,208 shares of its common stock with a value of $756,162 and paid cash of $235,485 in exchange for all of the shares of common stock of Gooder and G&M.  The acquisition has been accounted for as a purchase and the results of operations of Gooder  and G&M since the date of acquisition are included in the consolidated financial statements.  The effect of these acquisitions will enhance the Corporation’s ability to provide customers of the Bank with a full array of financial products and services.

The total purchase price of $991,647 has been allocated to the assets acquired and liabilities assumed based upon fair value at the date of acquisition, including identifiable intangible assets of $406,000 and $33,000 representing the fair value of the acquired customer lists and covenants not-to-compete, respectively.  The value of the 35,208 common shares issued was determined based on the average market price of the Corporation’s common shares over the ten trading days ending on the date prior to the acquisition date.  The excess of the purchase price over the fair value of the identifiable net assets acquired was $410,000 and has been recorded as goodwill.  The allocation of the purchase price is preliminary at this time.  The Corporation expects to finalize the valuation in 2003.  The impact of the acquisition of Gooder and G&M on the ongoing operations of the Corporation in 2002 was not material.

On June 29, 2002, the Corporation’s principal subsidiary, the Bank, pursuant to a Purchase and Assumption Agreement with Great American Federal (GAF), acquired the deposit liabilities, equipment and loans outstanding of GAF’s branch office in Norwin, Pennsylvania (the Norwin Branch).  The transaction was accounted for as a purchase.  In the transaction, the Bank assumed deposit liabilities of $11,513,514, acquired loans of $8,046,215 and equipment of $9,373.

The premium paid to acquire the Norwin Branch amounted to $905,284 and was allocated to a core deposit intangible.

On September 27, 2002, the Bank, pursuant to a Purchase and Assumption Agreement with Standard Bank, PaSB, sold the bank premises, deposit liabilities, equipment and loans outstanding of the Bank’s branch office and Redstone office in Murrysville, Pennsylvania (the Murrysville Branch).  In the transaction, the Bank sold deposit liabilities of $7,709,334, loans of $5,820,661 and equipment of $9,500.

Note 3 - Cash and Due from Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.) and non-personal time deposits (deposits with original maturities of 14 days or more).  Reserves are maintained in the form of vault cash or a non-interest bearing balance held with the Federal Reserve Bank.  The Bank also maintains deposits with the Federal Reserve Bank and other banks for various services such as check clearing.  The average required reserve at December 31, 2002 and 2001 was approximately $4,050,000 and $3,571,000, respectively.

Note 4 - Securities

The amortized cost and fair values of securities are as follows:

7469:
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale Securities
December 31, 2002:
Obligations of U.S. Government agencies	$ 10,755,815	$ 85,412	$ -	$ 10,841,227
Obligations of states and political subdivisions	26,173,390	1,127,826	9,017	27,292,199
Mortgage-backed securities	100,310,249	6,191,331	-	106,501,580
Other	91,210	-	-	91,210

$137,330,664	$7,404,569	$9,017	$144,726,216

December 31, 2001:
Obligations of U.S. Government agencies	$ 13,030,946	$ 339,974	$ -	$ 13,370,920
Obligations of states and political subdivisions	20,437,479	387,662	5,413	20,819,728
Mortgage-backed securities	80,273,868	2,549,538	-	82,823,406
Equity securities	24,011	-	-	24,011

$113,766,304	$3,277,174	$5,413	$117,038,065

The amortized cost and fair values of securities at December 31, 2002 by contractual maturity, are shown below.  Mortgage-backed securities maturities are based upon their estimated contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

7841:
Amortized Cost	Fair Value

Due within one year	$ 999,302	$ 1,002,810
Due after one year through five years	15,676,964	15,799,359
Due after five years through ten years	3,506,310	3,747,571
Due after ten years	117,056,878	124,085,266
Other	91,210	91,210

$137,330,664	$144,726,216

Note 4 - Securities (Continued)

Securities with amortized cost and fair values of $19,809,092 and $20,879,109, respectively, at December 31, 2002 and $18,276,782 and $19,015,564, respectively, at December 31, 2001 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains of $-0-, $77,835 and $400,475 and gross losses of $-0-, $70,742 and $1,092,175 were realized on those sales and calls of securities during 2002, 2001 and 2000, respectively.

Note 5 - Loans

Loans are summarized as follows:

December 31,
2002	2001

Commercial loans	$ 12,725,196	$ 17,251,180
Real estate loans:
Commercial	54,618,271	71,699,119
Construction	976,013	1,629,135
Other	86,047,629	95,795,479
Installment loans	1,921,932	2,486,375
Municipal loans	10,078,489	10,989,898
Other loans	2,634,696	2,555,164
Net unamortized (fees) costs	27,999	(71,186)

$169,030,225	$202,335,164

The Corporation’s loan portfolio is collateralized with assets located within Western Pennsylvania.  Although the Corporation has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions.

During 2000, the Corporation sold its credit card loan portfolio which had a principal balance of $6.3 million.  The gain recognized on this sale was $822,875 which is included in other income.

Note 6 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

Years Ended December 31,
2002	2001	2000

Balance, January 1	$2,814,454	$2,736,712	$1,919,453
Loans charged off	(449,241)	(499,707)	(395,276)
Recoveries on previously charged off loans	44,080	37,099	36,535
Provision for loan losses	298,030	540,350	1,176,000

Balance at December 31	$2,707,323	$2,814,454	$2,736,712

Note 6 - Allowance for Loan Losses (Continued)

At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired was $9,012,615 and $12,601,053, respectively.  The average recorded investment in impaired loans during 2002, 2001 and 2000 was $12,323,317, $12,730,673 and $14,569,050, respectively.  Impaired loans with balances of $3,084,737 and $7,516,022 at December 31, 2002 and 2001 had related allowance for loan losses of $1,536,467 and $1,947,719, respectively.  Interest income on impaired loans of $749,113, $1,080,215 and $1,302,588 was recognized in 2002, 2001 and 2000, respectively.  The amount of interest income recognized using a cash basis method approximated the interest income recognized.

Loans on which the accrual of interest has been discontinued amounted to $2,679,000 and $2,492,000 at December 31, 2002 and 2001, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $2,966 and $745,000 at December 31, 2002 and 2001, respectively.

Note 7 - Financial Instruments with Off-Balance Sheet Risk

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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, financial standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments.  The Corporation uses the same credit policies in making such commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the contract or notional amount of those instruments:

Years Ended December 31,
2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$45,229,007	$30,962,966
Standby letters of credit	533,422	595,995
Financial standby letters of credit	3,700,215	3,041,452

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

Note 7 - Financial Instruments with Off-Balance Sheet Risk (Continued)

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

Note 8 - Concentrations of Credit Risk

The Bank grants commercial, residential and consumer loans to customers primarily located in Westmoreland County in Pennsylvania.  The concentrations of credit by type of loan are set forth in Note 5.  Although the Bank has a diversified loan portfolio, the debtors’ ability to honor these contracts is influenced by the region’s economy.

Note 9 - Premises and Equipment

The composition of premises and equipment at December 31, 2002 and 2001 is as follows:

2002	2001

Premises	$5,508,714	$6,299,739
Leasehold improvements	243,116	228,317
Furniture and equipment	5,279,465	5,123,803

	11,031,295	11,651,859

Accumulated depreciation and amortization	(6,944,348)	(6,770,385)

	4,086,947	4,881,474

Land	436,973	826,231

$4,523,920	$5,707,705

Depreciation and amortization expense was $636,402, $691,674 and $793,492 at December 31, 2002, 2001 and 2000, respectively.

Note 10 - Interest Bearing Deposits

Interest bearing deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,812,218 and $18,547,217 at December 31, 2002 and 2001, respectively.  Interest expense related to certificates of $100,000 or greater was $741,379, $1,682,552 and $3,236,224 for the years ended December 31, 2002, 2001 and 2000, respectively.

Interest bearing deposits at December 31, 2002 and 2001 are detailed as follows:

2002	2001

Savings accounts	$ 55,616,265	$ 50,287,302
NOW accounts	17,133,871	14,653,449
Money Market NOW accounts	7,415,682	7,258,555
FIMM accounts	46,599,507	43,469,909
Time deposits	91,904,232	91,375,281

$218,669,557	$207,044,496

Included in time deposits at December 31, 2002 were certificates of deposit with the following scheduled maturities:

2003	$52,641,334
2004	8,825,010
2005	9,137,489
2006	3,557,099
2007	17,743,300

$91,904,232

Deposit overdrafts reclassified to loans receivable amounted to $35,255 and $25,904 at December 31, 2002 and 2001, respectively.

Note 11 - Short-Term Borrowings

Short-term borrowings at December 31, 2002 and 2001 were as follows:

Ending Balance	Average Balance	Average Rate

December 31, 2002:
Federal funds purchased	$ -	$ 536,507	1.96%
Borrowings from Federal Home Loan Bank	-	958,904	1.99

	$ -	$1,495,411	1.98%

December 31, 2001:
Federal funds purchased	$ 4,275,000	$1,150,411	3.22%
Borrowings from Federal Home Loan Bank	-	1,767,123	5.38

	$ 4,275,000	$2,917,534	3.27%

Maximum total at any month-end	$16,500,000

At December 31, 2002, the Corporation had approved but unused funding availability from lines of credit of $30,000,000.

Interest expense on short-term borrowings for the years ended December 31, 2002, 2001 and 2000 is detailed as follows:

2002	2001	2000

Federal funds purchased	$10,556	$37,003	$120,149
Borrowings from Federal Home Loan Bank	19,094	58,443	408,431

Total interest on short-term borrowings	$29,650	$95,446	$528,580

Note 12 - Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank (FHLB) advances which are collateralized by certain mortgages and investment securities.

Advances from the FHLB at December 31, 2002 and 2001 consisted of the following:

9583:
	2002		2001
Stated Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

November 25, 2005	$ 5,000,000	4.82%	$ 5,000,000	4.82%
March 1, 2006	5,000,000	4.85	5,000,000	4.85
March 2, 2009	5,000,000	5.52	5,000,000	5.52
April 30, 2009 Fixed	5,000,000	5.36	-	-
April 30, 2010 Fixed	5,000,000	5.49	-	-
March 1, 2011	5,000,000	4.28	5,000,000	4.28
March 1, 2011	5,000,000	5.23	5,000,000	5.23
March 21, 2011	5,000,000	5.37	5,000,000	5.37
April 30, 2011 Fixed	5,000,000	5.59	-	-
April 30, 2012 Fixed	5,000,000	5.68	-	-
March 23, 2016	5,000,000	5.27	5,000,000	5.27

	$55,000,000	5.22%	$35,000,000	5.05%

Unless noted, outstanding advances are convertible rate notes which carry an option, at the interest rate change date, to repay the advance without incurring a prepayment penalty.

Advances from the FHLB of Pittsburgh are secured by the bank’s stock in the FHLB of Pittsburgh, qualifying residential mortgage loans, U.S. Government securities, U.S. agency securities and mortgage-backed securities issued or guaranteed by GNMA, FHLMC and FNMA to the extent that the defined statutory value must be at least equal to the advances outstanding.  The maximum remaining borrowing capacity at December 31, 2002 is $152,000,000.

Note 13 - Employee Benefit Plans

The Corporation sponsors an employee profit sharing plan available to all employees with at least one year of service.  The Corporation contributes to the plan, as determined by the Board of Directors, in an amount not to exceed 15% of compensation of eligible participants.  The Corporation also has a supplemental retirement plan for certain retired employees.  The expense for the employee benefit plans was $607,684, $595,480 and $605,651 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 14 - Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the years ended December 31, 2002, 2001 and 2000 are as follows:

2002	2001	2000

Gross change in unrealized gains on securities available for sale	$4,123,791	$1,620,851	$3,705,181
Less reclassification adjustment for (gains) losses realized in income	-	(7,093)	691,700

Net unrealized gains	4,123,791	1,613,758	4,396,881

Tax effect	1,402,089	548,678	1,494,939

Net of tax amount	$2,721,702	$1,065,080	$2,901,942

Note 15 - Commitments

The Bank rents offices under operating leases that expire from 2003 through 2016. In 2002, the Corporation entered into a capital lease agreement for equipment with a term of four years. The equipment is included in premises and equipment.

Amortization expense for the year ended December 31, 2002 amounted to $33,947.  The capital lease obligation is included in other liabilities.  Net book values and scheduled maturities of capital and operating lease obligations at December 31, 2002 are as follows:

Cost	$171,520
Accumulated amortization	(33,947)

$137,573

Note 15 - Commitments (Continued)

Capital Lease Obligation	Operating Leases

2003	$ 48,552	$119,496
2004	48,552	94,056
2005	48,552	86,516
2006	8,023	75,960
2007	-	28,500
2008 and thereafter	-	256,500

	153,679	661,028
Amount representing interest	(15,275)	-

$138,404	$661,028

Note 16 - Income Taxes

The components of the net deferred tax liability at December 31, 2002 and 2001 are as follows:

2002	2001

Allowance for loan losses	$ 761,684	$798,109
Accrued benefits	111,445	120,917
Deferred loan fees	33,723	24,204
Other	1,683	-

Total deferred tax assets	908,535	943,230

Securities accretion	181,519	156,836
Unrealized net gain on securities available for sale	2,514,488	1,112,399
Depreciation	22,762	-

Total deferred tax liabilities	2,718,769	1,269,235

Net deferred tax liability	$(1,810,234)	$(326,005)

Note 16 - Income Taxes (Continued)

The income tax provision for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

2002	2001	2000

Current	$1,790,830	$1,625,911	$1,497,957
Deferred	82,140	73,391	(78,687)

	$1,872,970	$1,699,302	$1,419,270

The tax provision for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes.  The differences for the years ended December 31, 2002, 2001, and 2000 are as follows:

2002	2001	2000

Tax at statutory rates:	$2,453,843	$2,245,437	$2,057,262
Increase (decrease) resulting from:
Tax-exempt interest and dividend income	(561,625)	(538,145)	(709,589)
Non-deductible interest expense	45,986	58,101	92,376
Income on life insurance	(174,927)	(74,066)	(26,964)
Other	109,693	7,975	6,185

	$1,872,970	$1,699,302	$1,419,270

Note 17 - Fair Value of Financial Instruments

Below are various estimated fair values at December 31, 2002 and 2001, as required by Statement of Financial Accounting Standards No. 107 (FAS 107).  Such information, which pertains to the Corporation’s financial instruments, is based on the requirements set forth in FAS 107 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation’s general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Note 17 - Fair Value of FinancialInstruments (Continued)

The following methods and assumptions were used by the Corporation in estimating financial instrument fair values:

Cash and Short Term Investments

The carrying amounts for cash and short-term investments approximate the estimated fair values of such assets.

Securities

Fair values for securities available for sale are based on quoted market prices, if available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Restricted Investments in Bank Stock

The carrying amounts of restricted investments in bank stock approximate the estimated fair value of such assets.

Loans Receivable

Fair values of variable rate loans subject to frequent repricing and which entail no significant credit risk are based on the carrying values.  The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Deposit Liabilities

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

Short-Term Borrowings

The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable is considered a reasonable estimate of fair value.

Long-Term Borrowings

Fair values of fixed rate borrowings are estimated by discounting the future cash flows using the Corporation’s estimated incremental borrowing rate for similar types of borrowing arrangements.

Note 17 - Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

11152: 11202:
December 31, 2002		December 31, 2001
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$ 45,577,905	$45,577,905	$ 10,112,268	$ 10,112,268
Securities available for sale	144,726,216	144,726,216	117,038,065	117,038,065
Restricted investments in bank stock	3,618,200	3,618,200	2,358,000	2,358,000
Loans, net of allowance	166,322,902	176,759,672	199,520,710	208,348,928
Accrued interest receivable	1,541,961	1,541,961	1,800,883	1,800,883

Financial liabilities:
Deposits	270,025,209	275,138,263	254,986,772	257,131,826
Short-term borrowings	-	-	4,275,000	4,275,000
Accrued interest payable	1,024,263	1,024,263	1,048,224	1,048,224
Long-term borrowings	55,000,000	60,551,000	35,000,000	35,650,000

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-
Financial standby letters of credit	-	-	-	-

Note 18 - Related Party Transactions

Some of the Corporation's or the Bank’s directors, principal officers, principal stockholders and their related interests had transactions with the Bank in the ordinary course of business during 2002.  All loans and loan commitments in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions with others.  In the opinion of management, these transactions with others do not involve more than normal risk of collectibility or present other unfavorable features.  It is anticipated that further such extensions of credit will be made in the future.  The aggregate amount of credit extended to these directors and principal officers was approximately $1,656,401 and $2,162,856 at December 31, 2002 and 2001, respectively.

Note 18 - Related Party Transactions (Continued)

The following is an analysis of loans to those parties whose loan balances exceeded $60,000 for the year ended December 31, 2002:

Balances at January 1	$1,562,594
Advances	589,782
Repayments	(1,223,093)

Balances at December 31	$ 929,283

During 2002, the Corporation had loan advances to certain directors which, when aggregated with loans existing prior to January 1, 2002, caused their aggregate loan balances to exceed $60,000.  Therefore, the balance at January 1, 2002 was adjusted to reflect these directors’ loan additions.

Note 19 - Capital Requirements and Dividend Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Note 19 - Capital Requirements and Dividend Restrictions (Continued)

As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since those notifications that management believes have changed those categories.

Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total capital (to risk-weighted assets):
Commercial National Financial Corp.	$46,867,744	25.2%	$≥14,875,216	≥8.0%	N/A
Commercial National Bank	46,693,263	25.2	≥14,865,218	≥8.0	$≥18,581,522	≥10.0%
Tier 1 capital (to risk-weighted assets):
Commercial National Financial Corp.	44,538,762	24.0	≥ 7,437,608	≥4.0	N/A
Commercial National Bank	44,365,824	23.9	≥ 7,432,609	≥4.0	≥11,148,913	≥ 6.0
Tier 1 capital (to average assets):
Commercial National Financial Corp.	44,538,762	12.1	≥14,925,976	≥4.0	N/A
Commercial National Bank	44,365,824	12.0	≥14,791,360	≥4.0	≥18,489,200	≥ 5.0

As of December 31, 2001:
Total capital (to risk-weighted assets):
Commercial National Financial Corp.	$46,264,431	23.6%	$≥15,673,503	≥8.0%	N/A
Commercial National Bank	46,248,984	23.6	≥15,671,368	≥8.0	$≥19,589,210	≥10.0%
Tier 1 capital (to risk-weighted assets):
Commercial National Financial Corp.	43,810,934	22.4	≥ 7,836,752	≥4.0	N/A
Commercial National Bank	43,795,817	22.4	≥ 7,835,684	≥4.0	≥11,753,546	≥ 6.0
Tier 1 capital (to average assets):
Commercial National Financial Corp.	43,810,934	12.7	≥13,801,350	≥4.0	N/A
Commercial National Bank	43,795,817	12.7	≥13,800,019	≥4.0	≥17,250,023	≥ 5.0

The amount of funds available to a parent from its subsidiary bank is limited for all national banks by restrictions imposed by the Comptroller of the Currency.  Dividends from the Bank were restricted not to exceed $3,288,568 at December 31, 2002.  These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

Note 20 - Condensed Financial Information of Commercial National Financial Corporation (Parent Only)

Statements of Financial Condition

December 31,
2002	2001

Assets
Cash	$ 5,187	$ 5,179
Investment in subsidiary, Commercial National Bank of Pennsylvania	50,183,021	45,955,589
Investment in subsidiary, Commercial National Investment Corporation	1,030,372	24,010
Other assets	200	200

Total assets	$51,218,780	$45,984,978

Liabilities and Shareholders’ Equity
Liabilities, accounts payable	$ 14,278	$ 14,681
Shareholders’ equity	51,204,502	45,970,297

Total liabilities and shareholders’ equity	$51,218,780	$45,984,978

Statements of Income

Years Ended December 31,
2002	2001	2000

Dividends from subsidiary, Commercial National Bank of Pennsylvania	$3,824,431	$3,136,623	$3,800,430
Fees from subsidiary, Commercial National Bank of Pennsylvania	302,600	189,000	161,500
Expenses	(303,659)	(188,824)	(123,094)

	3,823,372	3,136,799	3,838,836

Applicable tax benefit (expense)	400	-	(13,059)

	3,823,772	3,136,799	3,825,777

Equity in excess undistributed earnings of subsidiaries	1,520,444	1,768,124	805,735

Net income	$5,344,216	$4,904,923	$4,631,512

Note 20 - Condensed Financial Information of Commercial National Financial Corporation (Parent Only)

Statements of Cash Flows

Years Ended December 31,
2002	2001	2000

Cash flows from operating activities
Net income	$5,344,216	$4,904,923	$4,631,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,520,444)	(1,768,124)	(805,735)
Issuance of treasury stock for compensation	1,069	-	-
Increase (decrease) in other assets	-	2,892	(3,092)
Increase (decrease) in accounts payable	(403)	201	(24,965)

Net cash provided by operating activities	3,824,438	3,139,892	3,797,720

Cash flows used in investing activities
Net cash used in acquisition	(235,485)	-	-

Cash flows from financing activities
Dividends paid	(3,424,008)	(2,607,538)	(2,383,528)
Purchase of treasury stock	(164,937)	(529,085)	(1,416,902)

Net cash used in financing activities	(3,588,945)	(3,136,623)	(3,800,430)

Increase (decrease) in cash	8	3,269	(2,710)

Cash - Beginning	5,179	1,910	4,620

Cash - Ending	$ 5,187	$ 5,179	$ 1,910

Independent Auditor’s Report

To the Board of Directors and Shareholders
Commercial National Financial Corporation and Subsidiaries
Latrobe, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Commercial National Financial Corporation and its wholly-owned subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial National Financial Corporation and its wholly-owned subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania
January 17, 2003

Quarterly Summary of Financial Data (Unaudited)

      The unaudited quarterly results of operations for the years ended December 31, 2002 and December 31, 2001 are as follows:

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$ 5,781,588	$ 5,700,828	$ 5,873,569	$ 5,586,568
Interest expense	1,801,831	1,932,992	1,992,398	1,847,279
Net interest income	3,979,757	3,767,836	3,881,171	3,739,289
Provision for loan losses	39,214	162,816	96,000	-

Net interest income after
provision for loan losses	3,940,543	3,605,020	3,785,171	3,739,289

Other income (including security
transactions)	687,462	672,094	1,227,329	588,402

Other expenses	2,697,425	2,629,923	2,804,678	2,896,098

Income before taxes	1,930,580	1,647,191	2,207,822	1,431,593
Applicable income taxes	535,700	449,300	477,700	410,270
Net income	$ 1,394,880	$ 1,197,891	$ 1,730,122	$ 1,021,323
Earnings per share, basic	$ .41	$ .35	$ .50	$ .30

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$ 6,162,552	$ 6,193,997	$ 5,955,756	$ 6,086,685
Interest expense	2,508,647	2,600,945	2,394,762	2,211,596
Net interest income	3,653,905	3,593,052	3,560,994	3,875,089
Provision for loan losses	-	-	429,350	111,000

Net interest income after
provision for loan losses	3,653,905	3,593,052	3,131,644	3,764,089

Other income (including security
transactions)	584,603	665,641	696,159	608,434

Other expenses	2,525,041	2,545,773	2,624,717	2,397,771

Income before taxes	1,713,467	1,712,920	1,203,086	1,974,752
Applicable income taxes	477,600	485,500	256,300	479,902
Net income	$ 1,235,867	$ 1,227,420	$ 946,786	$ 1,494,850
Earnings per share, basic	$ .36	$ .36	$ .28	$ .43

Common Stock Information

The following table sets forth the high and low sales prices for the common stock, as reported by The Nasdaq Stock Market, Inc., and the cash dividends declared per share on the common stock for the periods indicated.

			Cash Dividend
2002

High

Low

Per Share

First Quarter	$18.75	$16.65	$.25
Second Quarter	22.00	18.05	.25
Third Quarter	23.37	20.35	.25
Fourth Quarter	24.10	21.00	.25

2001
First Quarter	$16.38	$13.50	$.19
Second Quarter	20.00	14.61	.19
Third Quarter	19.10	16.50	.19
Fourth Quarter	18.75	17.70	.19

Commercial National Financial Corporation common stock is traded on The Nasdaq National Market System under the trading symbol “CNAF” with an additional descriptive listing of “CmclNat.”

Selected Financial Data

The following financial information is not covered by the auditor's report and must be read in conjunction with the consolidated financial statements and related notes along with management's discussion and analysis of financial condition and results of operations.

Years Ended December 31,

	2002	2001	2000	1999	1998
Interest income
Interest & fees on loans	$13,532,996	$16,665,093	$17,513,408	$16,693,455	$ 16,755,493
Interest & dividends on
Securities	9,187,459	7,085,435	8,420,851	7,475,668	6,862,194
Interest on money market
Investments	222,098	648,462	121,528	133,609	49,405

Total interest income	22,942,553	24,398,990	26,055,787	24,302,732	23,667,092

Interest expense-deposits	4,997,795	8,065,055	9,336,596	8,749,173	9,537,002
Interest expense-short-term borrowings	29,650	95,446	528,580	471,711	493,784
Interest expense-long-term borrowings	2,547,055	1,555,449	1,839,724	792,572	287,795

Total interest expense	7,574,500	9,715,950	11,704,900	10,013,456	10,318,581

Net interest income	15,368,053	14,683,040	14,350,887	14,289,276	13,348,511
Provision for loan losses	298,030	540,350	1,176,000	3,289,706	435,000

Net interest income after
provision for loan losses	15,070,023	14,142,690	13,174,887	10,999,570	12,913,511

Other operating income	3,175,287	2,554,837	2,304,464	1,936,492	1,722,040
Other operating expenses	11,028,124	10,093,302	9,428,569	9,245,353	8,529,594

Income before taxes	7,217,186	6,604,225	6,050,782	3,690,709	6,105,957
Applicable income taxes	1,872,970	1,699,302	1,419,270	487,104	1,465,071

Net income	$ 5,344,216	$ 4,904,923	$ 4,631,512	$ 3,203,605	$ 4,640,886

Per share data
Net income	$ 1.56	$ 1.43	$ 1.32	$ ..90	$ 1.29
Dividends declared	$ 1.00	$ ..76	$ ..68	$ ..60	$ ..42
Average shares outstanding	3,425,858	3,432,389	3,511,603	3,578,894	3,600,000

At end of period
Total assets	$380,337,755	$343,028,558	$329,865,123	$355,297,990	$326,379,353
Securities	148,344,416	119,396,065	104,703,464	124,743,186	119,090,980
Loans and leases, net of unearned
Income	169,030,225	202,335,164	207,956,789	204,839,335	192,115,160
Allowance for loan losses	2,707,323	2,814,454	2,736,712	1,919,453	1,914,174
Deposits	270,025,209	254,986,772	266,611,370	272,947,403	266,460,521
Long-term borrowings	55,000,000	35,000,000	10,000,000	25,000,000	10,000,000
Shareholders' equity	51,204,502	45,970,297	43,136,917	39,403,893	43,161,649

Key ratios
Return on average assets	1.46%	1.43%	1.32%	..95%	1.46%
Return on average equity	11.02	10.90	11.21	7.50	11.47
Net loans-to-deposit ratio	61.59	78.25	78.00	74.34	71.38
Dividend payout ratio (dividends
declared divided by net income)	64.07	53.16	51.46	66.98	32.58
Equity-to-assets ratio (average equity
divided by average total assets)	13.27	13.12	11.82	12.68	12.72

Management’s Discussion and Analysis

of

Financial Condition and Results of Operations

Introduction

The purpose of this discussion and the accompanying financial data is to provide aid in understanding and evaluating the financial condition and results of operations of Commercial National Financial Corporation (the Corporation) for the years ended on December 31, 2002, 2001 and 2000. This information should be read in conjunction with the consolidated financial statements and related footnotes for the years under review.

All material intercompany transactions have been eliminated in consolidation.

Critical Accounting Policies:

Disclosure of the Corporation's significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in management's discussion and analysis for the most sensitive of these issues, including the provision and allowance for loan losses.

Management in determining the allowance for loan losses makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, its borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Financial Condition

The Corporation’s total assets at December 31, 2002 increased $37,309,197, or 10.88% from the end of 2001. The increases were primarily in securities, federal funds sold, interest bearing deposit accounts and other assets.

The total loan portfolio decreased as the Corporation’s primary subsidiary, Commercial National Bank of Pennsylvania (the Bank) continued to experience softer loan demand as a result of the weakening economy during 2002. Although it is too soon to tell, early indications suggest the Bank is likely to experience modest loan growth for 2003.

Other assets increased $7,276,802, or 87.76% during 2002. The majority of this increase was due to the purchase of a $5,000,000 bank-owned life insurance (BOLI) policy. Other contributors to this increase are intangible assets and goodwill associated with the Bank’s purchase of a community banking office in Norwin, Pennsylvania and the acquisition of Gooder Agency, Inc., an independently-owned insurance agency located in Ligonier, Pennsylvania.

At December 31, 2002, total liabilities increased $32,074,992, or 10.80% to $329,133,253. Of this increase, $20,000,000 was attributable to long-term borrowings transacted by the Corporation to extend the interest bearing liabilities of the Bank. This action better positioned the Bank for an increase in interest rates in the future.

Also contributing to liability growth in 2002 was the increase in deposits. Total non-interest and interest-bearing deposits increased $15,038,437 during 2002. Factors that led to this increase are the historically low bond yields and negative returns experienced in the equity markets. Also assisting in growth of deposits was the Corporation’s desire to offer competitive rates in our market area.

Shareholders’ equity was $51,204,502 on December 31, 2002 compared to $45,970,297 on December 31, 2001 and increase of 11.39%. Book value per common share increased to $14.82 or 10.43% from $13.42 at year-end 2001. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $13.41 at December 31, 2002, an increase of 4.85% over the comparable book value at year-end 2001.

Results of Operations

Net income increased $439,293, or 9%, to $5,344,216 for the year ended December 31, 2002 from $4,904,923 for the year ended December 31, 2001. The increase in net income for 2002 was due to higher other operating income. The increase in net interest income was negated by higher other operating expenses. Based on current economic conditions, management views fourth quarter 2002 net income as a reasonable indicator for 2003 quarterly results.

Net income for year ended December 31, 2001 increased $273,411 to $4,904,923 from $4,631,512 for year ended December 31, 2000. The reasons for this increase were improved net interest income, a lower provision for loan losses and higher operating income. The sum of those components offset a 7% increase in operating expense.

Return on average assets was 1.46% in 2002, 1.43% in 2001 and 1.32% in 2000. For the same years, return on average equity was 11.02%, 10.90% and 11.21%, respectively.

Net Interest Income

The Corporation’s primary source of earnings is represented by net interest income. Net interest income is calculated by deducting the interest paid on interest-bearing deposits and borrowed funds from the interest received on interest-earning assets, primarily loans and investments. In 2002, net interest income was $15,368,053 compared to $14,683,040 in 2001. The return on earning assets, calculated on a tax-equivalent basis, equaled 7.06% in 2002 and was 7.84% in 2001. The cost-of-funds rate for 2002 and 2001 was 2.86% and 3.93%, respectively. The tax-equivalent net interest margin for 2002 decreased one basis point to 4.81% from 4.82% in 2001.

In 2001, net interest income was $14,683,040 compared to $14,350,887 in 2000. The return on earning assets, calculated on a tax-equivalent basis, equaled 7.84% in 2001 and was 8.08% in 2000. The cost-of-funds rate for 2001 and 2000 was 3.93% and 4.47%, respectively. The tax-equivalent net interest margin for 2001 increased twenty-two basis points to 4.82% from 4.60% in 2000. During 2001, the Federal Reserve reduced interest rates eleven times in an effort to stimulate the economy. With these rate cuts, the Corporation benefited by interest-bearing liability costs repricing lower at a faster rate than the realized yield declines on interest earning assets.

Average earning assets increased $15,141,568 from 2001 to 2002. The Corporation continued to experience overall loan contraction for much of 2002 due to a combination of weak demand and a new commercial lending focus that implemented tighter underwriting standards. Also contributing to the decrease was the Corporation’s reluctance to aggressively price rates at low current market levels. During the fourth quarter of 2002, the Corporation’s management relaxed loan pricing constraints in an effort to become more competitive in its marketplace. This relaxation will be monitored closely so that the Corporation does not overweigh itself with an abundance of lower yielding loans. Investment purchases throughout the year helped offset both loan and security runoff during 2002.

Average earning assets decreased $13,886,525, or 4.14%, in 2001 from 2000. The Corporation experienced overall loan contraction in 2001 due to weak demand and a change of focus in the commercial lending that excluded specific business segments. Also contributing to the average earning asset decrease in 2001 were lower volumes in investment securities throughout the year due to the relative decline in market yields.

Average interest-bearing liabilities increased $17,577,721, or 7.11% in 2002 from 2001. The increase in average interest-bearing liabilities from 2002 to 2001 was attributed to modest growth in deposit accounts, particularly in the demand deposits, and the extension of long-term debt through a series of advances from the Federal Home Loan Bank of Pittsburgh.

Average interest-bearing liabilities decreased $14,755,501, or 5.63% in 2001 but compared to an increase of $11,740,155 in 2000. The decrease in average interest-bearing liabilities from 2001 to 2000 was attributed to declines in the interest-bearing deposits as the Corporation experienced outflows due to the lower rate environment.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

Financial Comparisons
Consolidated Average Balance Sheet, Interest Income/Expense and Rates

2002	2001	2000

	Average	Interest	Yield or	Average	Interest	Yield or	Average	Interest	Yield or
	Balance	Income/	Rate (a)	Balance	Income/	Rate (a)	Balance	Income/	Rate (a)
		Expense			Expense			Expense
Interest-earning assets
Loans (b)(c) net of unearned income	$187,428,175	$13,532,996	7.38%	$206,680,783	$16,665,093	8.23%	$207,343,068	$17,513,408	8.59%
Taxable securities	111,966,513	8,130,197	7.26	80,776,752	6,161,185	7.63	96,284,706	6,916,752	7.18
Non-taxable securities	21,062,603	1,057,262	7.61	18,077,452	924,250	7.75	29,970,497	1,504,099	7.60
Interest-bearing deposits with banks	5,277,684	48,879	0.93	9,592,529	363,418	3.79	233,496	16,498	7.07
Federal funds sold	11,146,849	173,219	1.55	6,612,740	285,044	4.31	1,795,014	105,030	5.85
Total earning assets	336,881,824	22,942,553	7.06	321,740,256	24,398,990	7.84	335,626,781	26,055,787	8.08

Non-interest-earning assets
Cash	8,006,911			7,694,771			7,481,338
Allowance for loan losses	(2,879,339)			(2,671,013)))			(2,283,390)
Other assets	23,394,185			16,043,929			8,798,388
Total non-interest-earning assets	28,521,757			21,067,687			13,996,336

Total assets	$365,403,581			$342,807,943			$349,623,117

Liabilities and Shareholders’ Equity
Interest-bearing deposits
NOW accounts	$ 22,952,368	99,005.43		$ 20,480,266	139,826.68		$ 20,552,997	139,885.68
Money Market accounts	46,793,084	716,882	1.53	38,499,568	1,153,952	3.00	43,301,728	1,527,244	3.53
Savings deposits	55,369,002	801,251	1.45	46,002,576	1,101,229	2.39	45,405,821	1,153,342	2.54
Time deposits	89,490,280	3,380,657	3.78	108,841,052	5,670,048	5.21	118,235,702	6,516,125	5.51
Short-term borrowings	1,495,411	29,651	1.98	2,917,534	95,446	3.27	8,113,319	528,580	6.51
Long-term borrowings	48,602,134	2,547,054	5.24	30,383,562	1,555,449	5.12	26,270,492	1,839,724	7.00

Total interest-bearing liabilities	264,702,279	7,574,500	2.86	247,124,558	9,715,950	3.93	261,880,059	11,704,900	4.47

Non-interest-bearing deposits	48,578,937			47,411,930			45,127,383
Other liabilities	3,646,912			3,283,283			1,297,731
Shareholders' equity	48,475,453			44,988,172			41,317,944
Total non-interest-bearing
Funding sources	100,701,302			95,683,385			87,743,058

Total liabilities and
shareholders' equity	$365,403,581			$342,807,943			$349,623,117

Net interest income and net yield
on interest earning assets		$15,368,053	4.81%		$14,683,040	4.82%		$14,350,887	4.60%

(a) Yields on interest earning assets have been computed on a tax-equivalent basis using the

     (a)   34% federal income tax statutory rate.

       (b)  Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest earning assets.

©   Loan income includes net loan fees.

The following table illustrates the impact and interaction of rate and volume changes for the years under review:

Analysis of Year-to-Year Changes in Net Interest Income

	2002 Change from 2001			2001 Change from 2000
	Total	Change Due	Change Due	Total	Change Due	Change Due
	Change	To Volume	to Rate	Change	to Volume	To Rate to Volume to Rate

Interest-earning assets
Loans net of unearned income	$ (3,132,097)	$ (1,552,377)	$ (1,579,720)	$ (848,315)	$ (55,940)	$ (792,375)
Securities
Taxable	1,969,012	2,378,975	(409,963)	(755,567)	(1,114,037)	358,470
Non-taxable	133,012	152,623	(19,611)	(579,849)	(596,864)	17,015
Interest-bearing deposits with banks	(314,539)	(163,470)	(151,069)	346,920	661,276	(314,356)
Federal funds sold	(111,825)	195,444	(307,269)	180,014	281,895	(101,881)

Total interest income	(1,456,437)	1,011,195	(2,467,632)	(1,656,797)	(823,670)	(833,127)

Interest-bearing liabilities
Deposits	(3,067,260)	29,469	(3,096,729)	(1,271,541)	(561,140)	(710,401)
Short-term borrowings	(65,796)	(46,524)	(19,272)	(433,134)	(338,504)	(94,630)
Long-term borrowings	991,606	932,678	58,928	(284,274)	288,038	(572,312)

Total interest expense	(2,141,450)	915,623	(3,057,073)	(1,988,949)	(611,606)	(1,377,343)

Net interest income	$ 685,013	$ 95,572	$ 589,441	$ 332,152	$ (212,064)	$ 544,216

Allowance for Loan Losses

The provision for loan losses is the amount added to the allowance against which actual loan losses are charged. The amount of the provision is determined by management through an evaluation of the size and quality of the loan portfolio, economic conditions, concentrations of credit, recent loan loss trends, delinquencies and other risks inherent within the loan portfolio.

The amount of the provision was $298,030 in 2002, $540,350 in 2001 and $1,176,000 in 2000. For each of the same years the net charge-off against the allowance for loan losses was $405,161, $462,608 and $358,741, respectively. The lower 2002 provision was the result of lower outstanding loan balances and reduced credit risk in the loan portfolio.

On December 31, 2002, the ratio of allowance for loan to total loans was 1.60% compared to 1.39% at the end of 2001 and 1.32% at the end of 2000. In 2002, the year-end allowance was $2,707,323. The allowance decreased in 2002 by $107,131 from 2001. The reason for this decrease was due to the charge-off of certain non-performing loans during 2002 that were already included in the allowance for loan loss calculation.

Loans that were past due 90 days or more, or were on non-accrual represented 1.79% of total loans on December 31, 2002, 1.32% on December 31, 2001 and 0.39% on December 31, 2000. The Corporation’s policy is to place a loan on non-accrual basis when it becomes 90 days past due provided that the loan is well collateralized and evidence indicates a reasonable likelihood for collection. Also, a loan is placed on non-accrual in the event of a material decline in business activity that may hinder the borrower’s ability to repay the loan.

The table below provides an analysis of the allowance for loan losses for the five years ended December 31, 2002:

December 31,
	2002	2001	2000	1999	1998

Loans outstanding at beginning of year,
net of unearned income	$202,335,164	$207,956,789	$204,839,335	$192,115,160	$183,481,157

Average loans outstanding	$187,428,175	$206,680,783	$207,343,068	$194,664,755	$186,418,665

Allowance for loan losses:
Balance, beginning of year	$ 2,814,454	$ 2,736,712	$ 1,919,453	$ 1,914,174	$ 1,882,251

Loans charged off:
Commercial and Tax Free	179,801	89,507	70,342	2,678,266	24,306
Consumer	30,972	55,476	232,915	616,786	377,353
Real estate	238,468	354,724	92,019	12,971	11,208
Total loans charged off	449,241	499,707	395,276	3,308,023	412,867

Recoveries:
Commercial and Tax Free	16,634	3,347	2,000	-	300
Consumer	24,255	29,234	34,045	23,596	9,490
Real estate	3,191	4,518	490	-	-
Total recoveries	44,080	37,099	36,535	23,596	9,790

Net loans charged off	405,161	462,608	358,741	3,284,427	403,077
Provision charged to expense	298,030	540,350	1,176,000	3,289,706	435,000

Balance, end of year	$ 2,707,323	$ 2,814,454	$ 2,736,712	$ 1,919,453	$ 1,914,174

Ratios:
Net charge-offs as a percentage
of average loans outstanding	..22%	..22%	..17%	1.69%	.22%

Allowance for loan losses
as a percentage of average loans
outstanding	1.44%	1.36%	1.32%	..99%	1.03%

Management review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a quarterly basis and is considered in conjunction with current economic conditions and the current requirements of the appropriate regulatory agencies. Due to the recent decline in the general economy, management expects loan loss trends to be consistent with the three most recent years.

As a result of this on-going study, management believes that the reserve amount shown for December 31, 2002 is adequate to offset the losses which may exist as a result of under collateralization or uncollectibility.

Management maintains an allowance for loan losses that it considers adequate based on the evaluation process that it performs on a quarterly basis. As part of this process, management considers it appropriate to maintain a portion of the allowance that is based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan losses is reflected as the unallocated portion in the table below that indicates the distribution of the allowance as of the end of each of the last five years.

	2002		2001		2000		1999		1998
		Percent		Percent

Percent

Percent

										Percent

Amount

Of Loan

Amount

Of Loan

Amount

Of Loan

Amount

Of Loan

Amount

Of Loan

		Type		Type
Type
								Type		Type
Commercial	$2,422,094	13	$2,563,880	15	$1,894,444	16	$ 396,833	13	$ 455,375	13
Real Estate	63,405	84	62,886	83	194,446	81	65,378	80	29,290	78
Consumer	27,081	1	31,252	1	234,979	2	1,069,275	2	912,703	3
Unallocated	194,743	2	156,436	1	412,843	1	387,967	5	516,806	6

Total	$2,707,323		$2,814,454		$2,736,712		$ 1,919,453		$1,914,174

Other Operating Income and Expense

Total other operating income for 2002 of $3,175,287 increased by $620,450 from the $2,554,837 earned in 2001. The increase included a gain of $469,782 from the sale of one of the Bank’s branch offices. This branch, located in Murrysville, Pennsylvania, failed to reach management’s performance expectations and was no longer part of the geographic scope of the Corporation’s long-range plan. Income from investment in life insurance increased from $176,750 to $474,286. This increase is related to higher BOLI income associated with an additional investment of $5,000,000 during 2002 and a full year of income from the $5,000,000 BOLI investment made in 2001. Asset management and trust income during 2002 was $475,115, which represents an increase of 3.99% over 2001. Service charges on deposit accounts declined $41,192 to $737,426 for 2002. Lower fees collected from overdrawn accounts contributed to this revenue decrease. Other service charges and fees decreased by $59,008 in 2002 from 2001’s level of $750,248. Reasons for this decrease were lower volumes of fees and commissions collected from various loan and deposit product offerings by the Corporation.

Total other operating income for 2001 of $2,554,837 increased by $250,373 from the $2,304,464 earned in 2000. Increases in trust fees, service charges on deposit accounts and fee income offset a decrease of $651,950 in other income from 2001 to 2000. This decrease in other income during 2001 was the result of $822,875 received by the Bank for the sale of its credit-card loan portfolio in 2000. As a result of this premium, the Corporation repositioned the investment portfolio and incurred a loss of $691,700 in securities sold to take advantage of higher yields that were available in the bond market at that time.

Total other operating expense increased $934,822 to $11,028,124 for 2002 compared to $10,093,302 in 2001. Personnel expense, accounting for more than 50% of total non-interest expense, increased only 2.95% or $162,358 in 2002. Net occupancy expense increased by a modest $21,195. Furniture and equipment expense remained relatively unchanged when compared to 2001. Pennsylvania shares tax increased $39,811. Other expense increased by $692,811 to $3,240,638. An increase of $208,227 was attributable to advertising, ATM/debit card, stationary and printing and employee training expenses during 2002. This expense increase is associated with the cost of doing business. Branch amortization expense of $39,005 is related to the acquisition of the Norwin branch. Other real estate expense increased $66,196 due to more properties acquired by the Corporation through foreclosure. Legal costs increased $238,495. This increase is mainly due to the work involved with the branch acquisition, branch divestiture, insurance agency acquisition and the continued collection efforts relating to a previously charged-off loan.

Total other operating expense increased $664,733 to $10,093,302 for 2001 compared to $9,428,569 in 2000. Personnel expense increased 7.62% or $389,292 in 2001. Annual salary and hospitalization increases along with higher incentive compensation payouts were the main contributors to this increase. Net occupancy expense increased by a modest $14,292. Pennsylvania shares tax increased $34,769 over 2000 while other operating expense increased $393,111. Increases in advertising, professional fees and automated teller expense were the primary reasons for the 15.99% rise in other operating expense. Furniture and equipment expense declined $166,731 as the Bank’s core operating software became fully depreciated in mid-2001.

Income tax expense was $1,872,970 in 2002, $1,699,302 in 2001 and $1,419,270 in 2000. The effective tax rate in those years were 25.95%, 25.73% and 23.46%, respectively.

Liquidity

Liquidity measurements attempt to evaluate the Corporation’s ability to meet the cash-flow needs of its depositors and borrowers. The most desirable source of liquidity is deposit growth. Additional liquidity is provided by the maturity of investments in loans and securities and the principal and interest received from those earning assets. Another source of liquidity is represented by the Corporation’s ability to sell both loans and available-for-sale securities. The Bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source for liquidity for long- and short-term funding. Additional sources of funding from financial institutions have been established for short-term funding.

On December 31, 2002, total deposits were $15,038,437 greater than on December 31, 2001. Interest-bearing deposits increased $11,625,061 in 2002 while demand deposits increased an additional $3,413,376.

The amortized cost of the Corporation’s securities portfolio was $137,330,664 on December 31, 2002. On that same date, the estimated market value of the entire securities portfolio was $144,726,216 which was higher than amortized cost by $7,395,552 and represented the net of $7,404,569 gross unrealized gains less $9,017 gross unrealized losses.

As of December 31, 2002, the Corporation had available funding of approximately $152,022,000 at the FHLB with an additional $30,000,000 of short-term funding available through federal funds lines of credit.

During January 2003, the Corporation settled on $20,000,000 of a Federal National Mortgage Association 15 year mortgage pass-through security. The Corporation committed to this purchase on October 23, 2002 with a forward settlement set for January 21, 2003.

The following table presents average deposits by type and the average interest rates paid during the years 2002, 2001 and 2000:

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand	$48,578,937	- %	$47,411,930	- %	$ 45,127,383	- %
Interest bearing demand	22,952,368	..43	20,480,266	..68	20,552,997.68
Money market	46,793,084	1.53	38,499,568	3.00	43,301,728	3.53
Savings	55,369,002	1.45	46,002,576	2.39	45,405,821	2.54
Time	89,490,280	3.78	108,841,052	5.21	118,235,702	5.51

Total	$263,183,671	1.90%	$261,235,392	3.09%	$272,623,631	3.42%

Time deposits of $100,000 or more at December 31, 2002, 2001 and 2000 are as follows:

			December 31,
	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent
Remaining maturity:

3 months or less	$ 7,139,752	33%	$11,117,163	60%	$19,910,828	59%
Over 3 through 6 months	1,592,235	7	3,083,318	16	2,999,206	9
Over 6 months through 12 months	1,192,833	5	2,190,147	12	7,145,067	21
Over 12 months	11,887,398	55	2,156,589	12	3,920,347	11

Total	$ 21,812,218	100%	$ 18,547,217	100%	$33,975,448	100%

The following tables present a five-year summary of loan classifications and the maturity distribution of securities on December 31, 2002

Loans by Classification on December 31,

	2002		2001		2000		1999		1998
Cent Amount Cent Amount Cent Amount Cent Amount Cent

Commercial	$12,725,196	7%	$17,251,180	9%	$ 25,802,529	12%	$ 23,069,385	11%	$ 20,893,911	11%
Real estate – commercial	54,618,271	32	71,699,119	35	66,051,811	32	59,386,543	29	52,165,384	27
Real estate - construction	976,013	1	1,629,135	1	2,380,737	1	4,275,988	2	2,754,964	1
Real estate – other	86,047,629	51	95,795,479	47	100,347,143	48	99,769,594	49	96,210,304	50
Consumer - installment	1,921,932	1	2,486,375	1	3,433,993	2	4,396,065	2	5,388,246	3
Municipal	10,078,489	6	10,989,898	6	7,114,306	4	4,290,289	2	3,757,563	2
Other	2,634,696	2	2,555,164	1	2,891,746	1	9,771,934	5	11,068,877	6

Total loans	169,002,226	100%	202,406,350	100%	208,022,265	100%	204,959,798	100%	192,239,249	100%

Unearned income	27,999		(71,186)		(65,476)		(120,463)		(124,089)

Total loans, net of
unearned income	$169,030,225		$202,335,164		$207,956,789		$204,839,335		$192,115,160

Maturity Distribution of Securities on December 31, 2002

	U.S. Treasury	State &		Total	Weighted
	& other U.S. Govt.	Political	Other	Amortized	Average
	Agencies & Corp.	Subdivisions (1)	Securities	Cost	Yield

Within 1 year	$ 999,302	$ -	$ -	$ 999,302	7.07
After 1 but within 5 years	9,756,513	5,920,451	-	15,676,964	3.34
After 5 but within 10 years	-	3,506,310	-	3,506,310	7.02
After 10 years	100,310,248	16,746,630	-	117,056,878	7.34
Equity securities and
Restricted bank stock	-	-	3,709,410	3,709,410	3.55

	$111,066,063	$26,173,391	$3,709,410	$140,948,864	6.79%

(1) Yield on tax-exempt obligations has been computed on a fully tax-equivalent basis (using statutory federal income tax rate of 34%)

Included in U.S. Treasury & other U.S. Government Agencies are mortgage-backed securities. These securities carry an amortized value of $100,310,249 and mature based upon their estimated contractual maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay with or without prepayment penalties.

Interest Sensitivity

One of the desired goals of interest-sensitivity management is to achieve an appropriate balance between stable income growth and the risks inherent in achieving that growth through managed maturity imbalances between interest-earning assets and interest-bearing liabilities. These relationships are generally so complex that exact measurement of the impact of interest rate changes is virtually impossible. However, an indication of an institution’s vulnerability to such changes can be roughly gauged through the measurement and analysis of the so-called “gap” or the difference between the dollar volumes of interest-sensitive assets and interest-sensitive liabilities scheduled to reprice over a variety of time periods.

An asset or liability is considered to be sensitive if the interest rate it earns or pays is set to change within a certain time period. When the amount of the interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the institution’s interest rate spread will widen and earnings will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will show a favorable response in a declining rate environment.

The following table lists the amounts and ratio of assets and liabilities subject to change as of December 31, 2002.

	Interest Sensitivity Analysis (In Thousands)

	0-30 Days		31-90 Days	91-180 Days	181-365 Days	1-5 Years	Over 5 Years
Interest-earning assets:
Securities	$6,746		$11,494	$16,152	$32,304	$57,822	$12,721
Federal funds sold &
other deposits with banks	35,284		-	-	-	-	-
Loans	22,893		3,671	4,562	8,868	76,583	49,595
Total interest-sensitive
Assets	64,923		15,165	20,714	41,172	134,405	62,316

Interest-bearing liabilities:
Certificates of deposit	6,443		16,058	15,366	14,799	21,448	17,629
Other interest-bearing liabilities	-		5,119	5,119	7,449	48,317	60,923
Other term borrowings	-	-	-	-	-	30,000	25,000
Total interest-sensitive
Liabilities	6,443		21,177	20,485	22,248	99,765	103,552

Interest sensitivity gap	$58,480		$(6,012)	$229	$18,924	$34,640	$(41,236)

Cumulative gap	$58,480		$52,468	$52,697	$71,621	$106,261	$65,025

Ratio of cumulative gap to
earning assets	16.72%		15.00%	15.07%	20.48%	30.39%	18.59%

Market Risk

The Corporation’s interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This committee establishes policies that monitor and coordinate the Corporation’s sources, uses and pricing of funds. The committee is also involved with management in the Corporation’s planning and budgeting process.

The Corporation regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the Bank’s relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally, the committee and management utilize a simulation model in assessing the Corporation’s interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities, (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (5) other factors. Inclusion of these factors in the model is intended to more accurately project the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing January 1, 2003.

	$ Change in Projected	% Change in Projected
Change in Interest	Baseline	Baseline
Rates	Net Interest Income	Net Interest Income
	(dollar amounts in thousands)

+200 basis points	$ 2,516	17.9%
+100 basis points	$ 1,540	10.9%

-100 basis points	$ (1,573)	(11.2%)
-200 basis points	$ (2,807)	(20.0%)

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

Final loan maturities excluding consumer installment and mortgage loans and before unearned income at December 31, 2002:  (in thousands)

	Within	One-Five	After
	One Year	Years	Five Years

Total

Commercial and Industrial	$ 4,286	$ 6,449	$ 892	$ 11,627
Real estate-construction	976	-	-	976
Other	3,038 *	1,182	8,493	12,713

Totals	$ 8,300	$ 7,631	$ 9,385	$ 25,316

Loans at fixed interest rates		$ 5,852	$ 9,385	$ 15,237
Loans at variable interest rates		1,779	-	1,779

		$ 7,631	$ 9,385	$ 17,016

*Includes $1.5 million Pennsylvania Higher Education Assistance Agency loans with no fixed maturity date.

Credit Review

Maintaining a high quality loan portfolio is of great importance to the Corporation. The Corporation manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by internal auditors, regulatory authorities and internal loan review procedures. These reviews include the analysis of credit quality, diversification of industry, compliance to policies and procedures, and an analysis of current economic conditions. In addition to these reviews, the Corporation annually has commercial loan reviews performed by a third party specializing in this area.

The Corporation’s credit culture fosters and actively supports the extension of credit on sound, fundamental lending policies. The purpose of each credit is to be logical, legal, constructive and acceptable within policy guidelines. Credit is only to be granted to reputable borrowers and only when supported by acceptable and reliable financial information.

The allowance for loan losses is a valuation reserve that is intended to account for credit losses, which may be expected in the Corporation’s loan portfolio as a result of the credit risk involved in the normal granting of credit. Adequate management of the allowance is an integral part of the credit risk management process. The risks directly associated with the maintenance of the allowance are compliance risk and reputation risk. The Corporation will maintain an adequate allowance in anticipation of losses reflected as of the evaluation date. Management is cognizant of the subjective nature of decisions regarding loan portfolio factors and the variability over time of internal and external factors affecting portfolio quality, and realizes that an effective asset review system is essential to establishing the basis for an adequate allowance. To improve the accuracy of determining the allowance, management will continuously monitor all factors and current conditions that may affect loss recognition.

For analytical purposes, the following table sets forth an allocation of the allowance for loan losses on December 31, 2002 and December 31, 2001 according to the categories indicated:

Allocation of the Allowance for Loan Losses
(dollar amounts in thousands)
	2002	2001

Commercial and Tax Free	$2,422	$2,564

Residential Mortgages	63	63

Consumer Loans	27	31

Unallocated	195	156

Total	$2,707	$2,814

Allowance as a percentage of average
total loans	1.44%	1.36%

The following table details, for each of the most recent five years, the year end amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

Dec. 31, 2002
Loans on non-accrual basis	$ 2,679,355
Loans past due 90 days or more	2,966
Renegotiated loans	-
Total	$ 2,682,321

Dec. 31, 2001
Loans on non-accrual basis	$ 2,492,432
Loans past due 90 days or more	122,966
Renegotiated loans	59,854
Total	$ 2,675,252

Dec. 31, 2000
Loans on non-accrual basis	$ 358,429
Loans past due 90 days or more	207,834
Renegotiated loans	170,572
Total	$ 736,835

Dec. 31, 1999
Loans on non-accrual basis	$ 517,644
Loans past due 90 days or more	187,259
Renegotiated loans	493,215
Total	$ 1,198,118

Dec. 31, 1998
Loans on non-accrual basis	$ 95,032
Loans past due 90 days or more	320,438
Renegotiated loans	572,352
Total	$ 987,822

Non-accrual loans remained relatively unchanged during 2002 due to the general economic slowdown. As of December 31, 2002, $1,205,374 of the non-accrual loans were current with interest and principal payments recognized on a cash basis only.

At present no other outstanding loans present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 2002 the Corporation had $344,048 in other real estate owned.

Effect of non-accrual loans on interest income during 2002 is as follows:

Non-accrual
Loans
Gross amount of interest that would have
Been recorded at original rates	$158,725
Less: Interest that was reflected in income	27,562
Net reduction to interest income	$131,163

Capital Resources

Shareholders’ equity increased $5,234,205 during 2002 and was $51,204,502 on December 31, 2002 compared to $45,970,297 on December 31, 2001. Net unrealized gains on securities available for sale on December 31, 2002 temporarily increased shareholders’ equity by $4,881,065. This component will fluctuate given the timing of investment purchases versus the current interest rate environment.

The shareholders’ equity or the capital base represents the investment by the Corporation’s owners either initially or through retention of earnings (net after income tax less dividend payments). This investment acts as a safeguard against future uncertainties. The amount of capital which is deemed appropriate is dependent upon an assessment of the corporation’s total assets, the quality of its loans and securities, its historical earnings record, its business prospects for the near and long term, the management and information systems in place and the general competence and abilities of the corporation’s management.

On December 31, 2002, the Corporation’s capital (not including the allowance for loan losses) amounted to $51,204,502 or 13.46% of total assets. The inclusion of the allowance increases the capital ratio to 14.17%. On the same basis of calculation, these ratios were 13.40% and 14.22% respectively on December 31, 2001.

The Federal Reserve Board’s risk-based capital adequacy standards are designed principally as a measure of credit risk. These standards require that (1) at least 50% of total capital must be common and certain other “core” equity capital (“Tier I Capital”); (2) assets and off-balance sheet items must be weighted according to risk; (3) the total capital to risk-weighted asset ratio must be at least 8%; and (4) a minimum 4% leverage ratio of Tier I Capital to average total assets must be maintained.

As of December 31, 2002, the Corporation had Tier I and total equity capital to risk adjusted asset ratios of 23.95% and 25.21%, respectively. In 2002, the leverage ratio was 12.06%. At December 31, 2001, the Corporation had Tier I and total equity capital to risk adjusted assets ratios of 22.36% and 23.61%, respectively.

       The table below presents the Corporation’s capital position on December 31, 2002

(dollar amounts in thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	44,539	23.95
Tier I Capital Requirement	7,438	4.00

Total Equity Capital	46,868	25.21
Risk-Based Requirement	14,875	8.00

Leverage Capital	44,539	12.06
Leverage Requirement	14,926	4.00

Inflation and Changing Prices

Inflation can have significance to a banking institution because of its implication for the interest rate environment and its influence on personnel expenses and the costs of supplies and materials needed for day to day operations. Because such a large portion of the Corporation’s assets and liabilities are represented by monetary investments, inflationary impact tends to be dampened except for the dislocation caused by maturity variances. Management efforts to gauge and control these variables have been discussed earlier under Interest Sensitivity. The inflationary effect on non-interest expenses is monitored closely by management and consistent attention is given to controlling these cost areas in an attempt to limit their increase to levels which are lower than the rate of asset growth.

Certain interest rate movements will continue to influence ongoing earnings levels. Even though the exact impact of these factors cannot be predicted, the Corporation believes that given its financial strength and stability, it will be able to meet these situations in a positive manner.
CORPORATE OFFICERS

Louis A. Steiner	Chairman of the Board
Louis T. Steiner	Vice Chairman, President and Chief Executive Officer
Gregg E. Hunter	Vice Chairman and Chief Financial Officer
Wendy S. Schmucker	Vice President and Secretary/Treasurer
Ryan M. Glista	Vice President and Comptroller
Susan F. Robb	Assistant Vice President and Assistant Secretary/Treasurer

CORPORATE DIRECTORS

John T. Babilya	Frank E. Jobe	Debra L. Spatola
President, Arc Weld Inc.	Retired, former Executive	President,
	Vice President, Commercial	Laurel Valley Foods, Inc.
National Bank of Pennsylvania

George A. Conti, Jr.	Roy M. Landers	Louis A. Steiner
Attorney at Law	Retired, former Executive Vice	Vice Chairman,
	President R & L Development Co.	Commercial National Bank of
Pennsylvania

Richmond H. Ferguson	John C. McClatchey	Louis T. Steiner
Attorney at Law	Retired, former Chief Executive	Chairman, President and Chief
Ferguson Law Associates	Officer, JCM Industries	Executive Officer, Commercial
National Bank of Pennsylvania

Dorothy S. Hunter	Joseph A. Mosso	George V. Welty
Vice President, Latrobe	Retired, former President	Attorney at Law
Foundry Machine & Supply Co.	Mosso’s Pharmacy, Inc.

Gregg E. Hunter	Joedda M. Sampson	C. Edward Wible
Vice Chairman and Chief	President and Principal Owner,	Certified Public Accountant
Financial Officer, Commercial	Allegheny City Restorations, Inc.	Horner Wible Kisiel Zimmerman PC
National Bank of Pennsylvania		Certified Public Accountants

All corporate directors also serve as directors of
Commercial National Bank of Pennsylvania and
Commercial National Insurance Services

Directors Emeriti

James A. Charley	William M. Charley	William W. Washnock

BUSINESS LOCATIONS

Corporate Headquarters	Latrobe	Norwin
900 Ligonier Street	900 Ligonier Street	8775 Norwin Avenue
P.O. Box 429	P.O. Box 429	North Huntingdon, PA 15642
Latrobe, PA 15650	Latrobe, PA 15650	724/864-7536
724/539-3501	724/537-9963	724/864-7531 (Fax)
724/532-2973 (Fax)	724/539-0816 (Fax)

Asset Management and Trust	Lawson Heights	Pleasant Unity

Division

	Route 981 at Terry Way	Routes 981 and 130
19 North Main Street	P.O. Box 429	P.O. Box 503
Greensburg, PA 15601	Latrobe, PA 15650	Pleasant Unity, PA 15676
724/836-7670	724/539-9774	724/423-5222
724/836-7675 (Fax)	724/539-3523 (Fax)	724/423-1155 (Fax)

Courthouse Square	Ligonier	West Newton
19 North Main Street	201 West Main Street	109 East Main Street
Greensburg, PA 15601	P.O. Box 528	P.O. Box 219
724/836-7699	Ligonier, PA 15658	West Newton, PA 15089
724/836-7675 (Fax)	724/238-9538	724/872-5100
	724/238-9530 (Fax)	724/872-5143 (Fax)

Eastgate	Lincoln Road
Georges Station Road	Lincoln Road Shopping Center
P.O. Box 3206	P.O. Box 429
Greensburg, PA 15601	Latrobe, PA 15650
724/836-7600	724/537-9980
724/836-7604 (Fax)	724/537-9982 (Fax)

In addition to the full-service MAC machines located at all Commercial National Bank community offices indicated above (except Latrobe and Courthouse Square),

additional ATMs are available for your 24-hour banking convenience at Arnold Palmer Regional Airport, Latrobe Area Hospital, Norvelt Open Pantry, Saint Vincent College and the University of Pittsburgh at Greensburg. All are linked to the national Cirrus, Honor, Plus and Star networks and also accept MasterCard, Visa, Discover and American Express for cash advances.

Touch Tone Teller 24-hour banking service	Website

724/537-9977	Further information on
FREE from Blairsville, Derry	Commercial National Bank
Greensburg, Kecksburg, Latrobe	of Pennsylvania is
Ligonier and New Alexandria.	available on the World
1-800-803-BANK	Wide Web at:
FREE from all other locations.	www.cnbthebank.com.

Insurance

Commercial National Insurance Services, Inc./

Gooder Agency, Inc.
232 North Market Street
Ligonier, PA 15658
727/238-4617
877/205-4617 (toll free)
724/238-0160 (fax)
cnisinfo@cnbinsurance.com
www.cnbinsurance.com

SUBSIDIARIES

EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF COMMERCIAL NATIONAL BANK OF PENNSYLVANIA:

Chairman/President/Chief Executive Officer

Louis T. Steiner

Vice Chairman

Louis A. Steiner

Vice Chairman/Chief Financial Officer

Gregg E. Hunter

Executive Vice President/Chief Operating Officer

Gerard R. Kunic

EXECUTIVE OFFICERS OF COMMERCIAL NATIONAL INSURANCE SERVICES, INC.:

Chairman/President/Chief Executive Officer

Louis T. Steiner

Vice Chairman

Louis A. Steiner

Vice Chairman/Chief Financial Officer

Gregg E. Hunter

Executive Vice President/Chief Operating Officer

Stephen R. Gooder

Market Makers

The following firms have committed to make a market in the stock of Commercial National Financial Corporation. Inquiries concerning their services should be directed to:

Ferris Baker Watts	M. H. Meyerson & Co.
100 Light Street	525 Washington Blvd
Baltimore, MD 21202	34th Floor
800-638-7411	Jersey City, NJ 07303
800-333-3113

F.J. Morrissey & Company, Inc.	Ryan, Beck & Co.
Suite 420	80 Main Street
1700 Market Street	West Orange, NJ 07052
Philadelphia, PA 19103-3913	973-597-6020
800-842-8928

Knight Securities	Goldman, Sachs & Co.
525 Washington Boulevard	85 Broad Street
Jersey City, NJ 07310	New York, NY 10004
201-222-9400	800-221-5320

Transfer Agent

Should you need assistance regarding changes in the registration of certificates or in reporting lost certificates please contact:

Commercial National Financial Corporation

Stock Transfer Department

P.O. Box 429

Latrobe, PA 15650

(724)537-9923

(724)539-1137 (fax)

Form 10-K

The Corporation will provide without charge to any shareholder a copy of its 2002 Annual Report on Form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

Commercial National Financial Corporation

P.O. Box 429

Latrobe, PA 15650