Form 10-Q
period 2003-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2003-05-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended MARCH 31, 2003

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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT APRIL 30, 2003
Common Stock, $2 Par Value	3,447,152 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4. Controls and Procedures	15

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2003	2002
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$ 8,264,198	$ 10,294,276
Interest bearing deposits with
other banks	1,669,591	20,633,629
Total cash and cash equivalents	9,933,789	30,927,905

Federal funds sold	14,850,000	14,650,000

Investment securities available for sale	145,652,599	144,726,216
Restricted investments in bank stock	3,954,007	3,618,200

Loans (all domestic)	178,600,922	169,030,225
Allowance for loan losses	(2,713,429)	(2,707,323)
Net loans	175,887,493	166,322,902

Premises and equipment	4,749,199	4,523,920
Other assets	16,027,336	15,568,612

Total assets	$371,054,423	$380,337,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 49,320,571	$ 51,355,652
Interest bearing	212,693,547	218,669,557
Total deposits	262,014,118	270,025,209

Other liabilities	3,251,577	4,108,044
Long-term borrowings	55,000,000	55,000,000
Total liabilities	320,268,531	329,133,253

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,447,152 and 3,453,952 shares outstanding
in 2003 and 2002, respectively	7,200,000	7,200,000
Retained earnings	41,907,271	41,627,977
Accumulated other comprehensive income -
net of deferred taxes of $2,247,772
in March 2003 and $2,514,488 in
December 2002	4,363,321	4,881,064
Treasury stock, at cost, 152,848 and 146,048 shares in
2003 and 2002, respectively	(2,684,700)	(2,504,539)
Total shareholders' equity	50,785,892	51,204,502

Total liabilities and
shareholders' equity	$371,054,423	$380,337,755

                                                                 The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended
	March 31	March 31
	2003	2002
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,850,071	$3,729,944
Interest and dividends on investments:
Taxable interest	2,091,820	1,768,123
Interest exempt from federal
income tax	291,319	261,425
Interest on federal funds sold	45,407	20,534
Interest on bank deposits	34,301	1,562
Total interest income	5,312,918	5,781,588

INTEREST EXPENSE
Interest on deposits	997,069	1,348,142
Interest on short-term borrowings	-	12,001
Interest on long-term borrowings	720,303	441,688
Total interest expense	1,717,372	1,801,831

NET INTEREST INCOME	3,595,546	3,979,757
Provision for loan losses	-	39,214
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,595,546	3,940,543

OTHER INCOME
Asset management and trust income	124,413	111,363
Service charges on deposit accounts	185,112	182,958
Other service charges and fees	174,106	203,617
Commissions and fees from insurance sales	207,842	17,375
Income from investment in life insurance	149,088	75,750
Other income	65,627	81,685
Total other income	906,188	672,748

OTHER EXPENSES
Salaries and employee benefits	1,527,793	1,454,294
Net occupancy expense	193,852	154,562
Furniture and equipment expense	167,053	169,776
Pennsylvania shares tax	119,476	108,988
Other expense	1,029,027	809,805
Total other expenses	3,037,201	2,682,711

INCOME BEFORE INCOME TAXES	1,464,533	1,930,580
Income tax expense	321,900	535,700

NET INCOME	$1,142,633	$1,394,880

Average shares outstanding	3,452,123	3,426,096

EARNINGS PER SHARE, BASIC	$ .33	$ .41

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2002	$7,200,000	$41,627,977	$(2,504,539)	$ 4,881,064	$51,204,502

Comprehensive Income
Net income	-	1,142,633	-	-	1,142,633

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(517,743)	(517,743)
Total Comprehensive Income					625,890

Cash dividends declared
$.25 per share	-	(863,339)	-	-	(863,339)
Purchase of treasury stock	-	-	(180,161)	-	(180,161)

Balance at March 31, 2003	$7,200,000	$41,907,271	$(2,684,700)	$ 4,363,321	$50,785,892

(unaudited)
Balance at December 31, 2001	$7,200,000	$39,736,355	$(3,125,420)	$ 2,159,362	$45,970,297

Comprehensive Income
Net income	-	1,394,880	-	-	1,394,880
Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(296,239)	(296,239)
Total Comprehensive Income					1,098,641

Cash dividends declared
$.25 per share	-	(856,524)	-	-	(856,524)

Balance at March 31, 2002	$7,200,000	$40,274,711	$(3,125,420)	$ 1,863,123	$46,212,414

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For Three Months
	Ended March 31
	2003	2002

OPERATING ACTIVITIES
Net income	$1,142,633	$1,394,880
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	145,668	159,639
Provision for loan losses	-	39,214
Net accretion/(amortization) of securities
and loan fees	(236,185)	(211,659)
Income from investment in life insurance	(149,088)	(75,750)
Decrease in other liabilities	(586,915)	(783,148)
Increase in other assets	(209,772)	(53,373)
Net cash provided by operating activities	106,341	469,803

INVESTING ACTIVITIES
Increase in fed funds sold	(200,000)	-
Purchase of securities AFS	(20,560,567)	(29,939,746)
Maturities and calls of securities AFS	18,750,103	10,556,566
Net cash used in acquisition	(99,864)	-
Net (increase) decrease in loans	(9,564,591)	6,477,653
Purchase of premises and equipment	(370,947)	(260,141)
Net cash used in investing activities	(12,045,866)	(13,165,668)

FINANCING ACTIVITIES
Net decrease in deposits	(8,011,091)	(1,454,527)
Increase in other short-term borrowings	-	11,400,000
Proceeds from long-term borrowings	-	167,555
Dividends paid	(863,339)	(856,524)
Purchase of treasury stock	(180,161)	-
Net cash provided by financing activities	(9,054,591)	9,256,504
Net decrease in cash and cash equivalents	(20,994,116)	(3,439,361)

Cash and cash equivalents at beginning of year	30,927,905	10,112,268

Cash and cash equivalents at end of quarter	$ 9,933,789	$ 6,672,907

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 1,848,399	$ 2,052,475

Income Taxes	$ -	$ -

Supplemental schedule of non-cash investing and
financing activities

Transfer of residential loans to foreclosed	$ 100,000	$ 49,616
real estate

The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2003

Note 1       Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial National Bank of Pennsylvania (the Bank) and Commercial National Insurance Services, Inc., (CNIS). In December 2002, CNIS acquired The Gooder Agency Inc., (Gooder). Gooder is a full service provider of insurance products to individuals and businesses and represents fifteen national, regional and mutual insurance companies. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ending December 31, 2002, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002, and the statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2003 and 2002.  The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

Note 2   Allowance for Loan Losses

Description of changes:

	2003	2002

Allowance balance January 1	$2,707,323	$2,814,454

Additions:
Provision charged to operating expenses	-	39,214
Recoveries on previously charged off
loans	14,265	13,628

Deductions:
Loans charged off	(8,159)	(69,431)

Allowance balance March 31	$ 2,713,429	$ 2,797,865

Note 3   Comprehensive Income

The components of other comprehensive income and related tax effects for the years ended March 31, 2003 and 2002 are as follows:

	2003	2002
Gross change in unrealized (losses) on securities available for sale	$(784,459)	$(448,847)
Tax effect	(266,716)	(152,608)
Net of tax amount	$(517,743)	$(296,239)

Note 4  Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5  Acquisition

On January 3, 2003, the Corporation acquired certain insurance agency accounts from an employee of the Corporation’s insurance agency subsidiary, Gooder. The Corporation paid cash of $99,864 for the accounts. The acquisition has been accounted for as a purchase and the results of operations are included in the consolidated financial statements since the date of the acquisition. The impact on the Corporation’s results of operations for the period ended March 31, 2003 was not material.

Note 6  New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This Statement became effective for the Corporation on January 1, 2003, and did not have any impact on the financial condition or results of operations.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees.  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.”  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial and standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments.  The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  Adoption of FIN 45 did not have a significant impact on the Corporation’s financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of noncompliance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Corporation had $4,157,898 of standby letters of credit as of March 31, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

Of these standby letters of credit, $469,922 automatically renew within the next twelve months. $3,687,976 will expire within thirteen to one hundred and eighty months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Corporation may require collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”.  This statement clarifies the definition of a derivative and incorporates certain decisions made by the FASB as part of the Derivatives Implementation Group process.    This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.  Adoption of this standard is not expected to have any impact on the Corporation’s financial condition or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Safe Harbor
Statement

Forward-looking statements
(statements which are not historical facts) in this release are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as
“may,” “will,” “to,”
“expect,” “believe,”
“anticipate,” “intend,”
“could,” “would,” “estimate,”
or “continue” or the negative or other variations
thereof or comparable terminology are intended to identify
forward-looking statements. These statements are based on
information currently available to the Corporation, and the
Corporation assumes no obligation to update these statements as circumstances change. Investors are cautioned that all
forward-looking statements involved risk and uncertainties,
including changes in general economic and financial market
conditions, unforeseen credit problems, and the Corporation’s ability to execute its business plans. The actual results of future events could differ materially from those stated in any
forward-looking statements herein.

Critical Accounting
Estimates

Disclosure of the
Corporation’s significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2002 Annual
Report to Shareholders, filed as Exhibit 13 to the Annual Report on
Form 10-K for the period ended December 31, 2002. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management.
Additional information is contained in the Management’s
Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses.

Significant estimates are made by
management in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan
portfolio, delinquency statistics, results of internal loan
reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Management discussed the
development and selection of critical accounting estimates and related Management and Discussion and Analysis disclosure with the
Audit Committee. There were no material changes made to the
critical accounting estimates during the periods presented
within.

Financial
Condition

The Corporation’s total
assets decreased $9,283,332 from December 31, 2002 to March 31,
2003. The decrease was due to an $18,964,038 decline in interest bearing deposits with other banks (IBD), coupled with an increase of $9,570,697 in loans outstanding. The reduction of IBD’s
provided the necessary liquidity for the respective increase in loans and decrease in the Bank’s retail deposits. Total loan volume increased during the first quarter of 2003 due to the continued success of a residential mortgage loan promotion that commenced during the fourth quarter of 2002. The effect of this promotion resulted in a net increase of $8,449,162 in residential mortgages during the first quarter of 2003.

The decrease in deposits of
$8,011,091 from December 31, 2002 to March 31, 2003 is due to the normal fluctuation of demand deposits and the anticipated maturity and runoff of specific public funds being held by the Bank.
Competition remains strong for attracting new and maintaining existing customer deposits.

Shareholders' equity was
$50,785,892 on March 31, 2003 compared to $51,204,502 on December
31, 2002. The change related to retained net income of $279,294 offset by treasury stock purchases of $180,161 and a net unrealized loss on Available for sale securities of $517,743. Book value per common share decreased from $14.82 to $14.73 at March 31, 2003.
Excluding the net unrealized gains and losses on securities
available for sale, book value per share would have been $13.47 at
March 31, 2003 compared to $13.41 at year-end 2002.

RESULTS OF
OPERATIONS

First Three Months of
2003 as compared to the First Three Months of
2002

Pre-tax income for the first
three months of 2003 was $1,464,533 compared to $1,930,580 during the same period of 2002, representing a 24.14% decrease. The decrease was the result of lower net interest income and higher net operating expense.

Interest income was
$5,312,918, a decrease of 8.11%. The yield on the loan portfolio decreased eighty-seven (87) basis points to 6.62%. This was due to the continued low rate environment which resulted in increased loan refinancing activity by existing customers and increased mortgage lending to new customers. The yield on the securities portfolio decreased one hundred and five (105) basis points to 5.78%. This return rate was negatively impacted by the higher concentrations in federal funds sold, which are currently yielding around 1%. As a result, the yield on total average earning assets decreased one hundred and four (104) basis points to 6.20%. Average earning asset volume rose by $23,486,345, a 7.36% increase.

Interest expense was
$1,717,372, a decrease of 4.69%. Interest bearing liability costs continued to decline although at a much slower rate than what was experienced during 2002 due to the addition of long-term fixed rate
Federal Home Loan Bank (FHLB) debt held by the Bank. This debt, acquired over the last two years, is low when compared to
historical rates but high when compared to current deposit rates.
The cost of average interest-bearing liabilities was 2.52%, a forty-one (41) basis points decrease from a year ago. Average interest-bearing liabilities volume rose by $26,537,092, which represented an increase of 10.79%.

Net interest income declined
9.65% to $3,595,546, and represented a $344,997 decrease from the same period a year ago. Management anticipates that net interest income will continue to decline given the significantly lower loan volume and a higher level of federal funds sold when compared to the same period a year ago. Also, the Corporation will not benefit as much from declining interest costs that have been experienced in recent years.

The Corporation recorded no
provision for loan losses for the quarter end March 31, 2003 compared to a provision of $39,214 for the quarter end March 31,
2002. Contributing to this decrease was an improvement in credit quality and total average loans declined 13.55% during the quarter ended March 31, 2003 compared to 2002.

Non-interest income increased
$233,440, or 34.70%, to $906,188. Of this increase, $190,467 is related to the income generated by Gooder which was acquired at the end of 2002. Asset management and trust fees totaled $124,413, representing an 11.72% increase. Service charges on deposit
accounts remained relatively unchanged at $185,112. Other service charges and fees decreased 14.49% and was $174,106. This decrease is attributable to lower fees and commissions collected on products and services from customers. Income from investment in life
insurance increased 96.82% to $149,088. This increase is the result of an additional investment of $5,000,000 during 2002. Other income decreased 19.66% to $65,627. This decrease is related to the elimination of merchant income from credit card activity. The
Corporation eliminated this program during the first quarter of
2002.

Non-interest expense reached
$3,037,201, an increase of 13.21%, or $354,490. Personnel cost rose
5.05%, which equates to a $73,499 increase. This increase is the result of staff added in connection with the Gooder acquisition.
Net occupancy costs increased 25.42%, or $39,290. Furniture and equipment expense declined 1.60%, representing a decrease of
$2,723. Pennsylvania shares tax expense was $119,476, an increase of 9.62%. Other expense grew by 29.42%, representing a $233,936 increase. This increase is mainly due to increases in legal and consulting fees along the new costs relating to the operation of an insurance agency.

Federal income tax for the
first three months was $321,900 compared to $535,700 for the same period a year ago.  Net income decreased $252,247 to
$1,142,633, a decrease of 18.08%. The annualized return on average assets was 1.22% for the first three months of 2003 compared to
1.63% for the three months ended March 31, 2002. The annualized return on average equity through March 31, 2003 was 9.09% and had been 11.93% through the first three months of 2002.

LIQUIDITY

Liquidity, the measure of the
Corporation's ability to meet the normal cash flow needs of
depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. A large component of the decline in deposits from December 31, 2002 can be attributed to a single relationship.
This relationship had a matured certificate of deposit that was not seeking renewal and other sources of funds that were used for annual operating expenditures. The Corporation does not anticipate the runoff of deposits in the first quarter of 2003 to be
indicative for the remainder of the year. Additional liquidity can be provided by the sale of investment securities that amounted to
$145,652,599 with net unrealized gains of $6,611,093 on March 31,
2003. The Bank is a member of the FHLB system. The FHLB provides an additional source of liquidity for long and short-term funding. As or March 31, 2003, the Corporation had available funding of
$189,667,000 at the FHLB. Additional short-term funding is
available through federal funds lines of credit that are
established with correspondent banks.

During the first three months
of 2003, average interest-bearing liabilities increased $26,537,092 over the same period in 2002. $20,000,000 of this is related to additional fixed rate FHLB advances that the Bank acquired in the second quarter of 2002. These advances, acquired when rates were already at 40 year lows, is expensive when compared to current deposit rates. This is due to the continued sluggishness of the economy and rates will stay low with the hope of reviving the economy.

INTEREST
SENSITIVITY

Interest rate management seeks
to maintain a balance between consistent income growth and the risk that is created by variations in the ability to reprice deposit and investment categories. The effort to determine the effect of potential interest rate changes normally involves measuring the
"gap" between assets (loans and securities) subject to rate
fluctuation and liabilities (interest bearing deposits) subject to rate fluctuation as related to earning assets over different time periods and calculating the ratio of interest sensitive assets to interest sensitive liabilities.

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

RESULTS OF OPERATIONS
(Continued)

INTEREST SENSITIVITY (In
thousands)

The following table presents
this information as of March 31, 2003 and December 31,
2002:

 March 31,
2003

 0-30
DAYS

 31-90
DAYS

 91-180
DAYS

 181-365
DAYS

 1 - 5
YEARS

 OVER 5
YRS

 Interest-earning
assets:

Securities

 $
6,322

 $  11,577

 $  15,000

 $ 23,157

 $72,650

 $ 10,336

   Federal funds sold
and other deposits with banks

 16,520

 -

 -

 -

 -

 -

   Loans

 24,897

 3,117

 4,303

   9,606

 79,780

 54,296

 Total interest-sensitive
assets

 47,739

 14,694

 19,303

 32,763

 152,430

 64,632

 Interest-bearing
liabilities:

   Certificates of
deposits

 7,410

 9,269

 13,157

 14,149

 23,332

 18,980

   Other
interest-bearing liabilities

 -

 5,140

 5,140

 7,472

 48,200

 60,447

   Long-term
borrowings

-

-

-

 -

 30,000

 25,000

 Total-interest sensitive
liabilities

 7,410

 14,409

 18,297

 21,621

 101,532

 104,427

 Interest sensitivity
gap

 $
40,329

 $
285

 $
1,006

 $11,142

 $
50,898

 $
(39,795)

 Cumulative gap

 $ 40,329

 $
40,614

 $ 41,620

 $ 52,762

 $
103,660

 $ 63,865

 Ratio of cumulative gap to
earning assets

11.79%

 11.87%

12.17%

 15.42%

 30.30%

 18.67%

 December 31,
2002

 0-30
DAYS

 31-90
DAYS

 91-180
DAYS

 181-365
DAYS

 1 - 5
YEARS

 OVER 5
YRS

 Interest-earning
assets:

Securities

 $
6,746

 $11,494

 $16,152

 $ 32,304

 $57,822

 $ 12,721

   Federal funds sold
and other deposits with banks

 35,284

 -

 -

 -

 -

 -

   Loans

 22,893

 3,671

 4,562

 8,868

 76,583

 49,595

 Total interest-sensitive
assets

 64,923

 15,165

 20,714

 41,172

 134,405

 62,316

 Interest-bearing
liabilities:

   Certificates of
deposits

 6,443

 16,058

 15,366

 14,799

 21,448

 17,629

   Other
interest-bearing liabilities

 -

 5,119

 5,119

 7,449

 21,448

 17,629

   Long-term
borrowings

 -

 -

 -

 -

 30,000

 25,000

 Total-interest sensitive
liabilities

 6,443

 21,177

 20,485

 22,248

 99,765

 103,552

 Interest sensitivity
gap

 $ 58,480

 $
(6,012)

 $
229

 $ 18,924

 $
34,640

 $(41,236)

 Cumulative gap

 $ 58,480

 $ 52,468

 $ 52,697

 $ 71,621

 $106,261

 $ 65,025

 Ratio of cumulative gap to
earning assets

 16.72%

 15.00%

 15.07%

 20.48%

 30.39%

 18.59%

CREDIT QUALITY
RISK

The following table presents a
comparison of loan quality as of March 31, 2003 with that of March
31, 2002. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. Non-accrual loans remain high due to the general economic slowdown and the Corporation’s
implementation of an enhanced loan assessment program. The
assessment program enhances the Corporation’s ability to
identify loans which may be problems or which the borrower may be unable to pay under the terms of the original agreement. On March
31, 2003, $911,425 of the non-accrual loans were current with payments recognized on a cash basis only.

At March 31

 2003

 2002

 Non-performing
Loans:

   Loans on non-accrual
basis

   $2,370,640

$2,847,375

   Past due
loans

  51,059

  89,548

   Renegotiated
loans

       -

  59,854

         Total
non-performing loans

2,421,699

2,996,777

 Foreclosed real
estate

403,568

   49,616

         Total
non-performing assets

$2,825,267

$3,046,393

 Loans outstanding at end of
period

 $178,600,922

 $195,841,609

 Average loans outstanding
(year-to-date)

 $172,176,254

 $196,375,044

 Non-performing loans as a
percent of total

   Loans

1.36%

1.53%

 Provision for loan
losses

 $
-

 $
39,214

 Net charge-offs as a percent
of average

   Loans

  -

..03%

 Provision for loan losses as
a

   percent of net
charge-offs

-

70.27%

 Allowance for loan losses as
a

   percent of average
loans outstanding

1.58%

1.43%

CAPITAL
RESOURCES

Shareholders' equity for the
first three months of 2003 averaged $50,293,371, which represented an increase of $3,520,421 over the average shareholders’
equity of $46,772,950 for the same period of 2002. These amounts represented a capital ratio of 13.38% in 2003 and 13.28% in
2002.

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
and (4) a minimum 3.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of March 31, 2003, the Corporation, under these
guidelines, had Tier I and total equity capital to risk weighted assets ratios of 23.07% and 24.32% respectively. The leverage ratio was 12.15%. The capital ratios of the Bank are not materially different than the ratios of the Corporation.

CAPITAL RESOURCES
(continued)

The table below presents the
Corporation's capital position at March 31, 2003

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

Assets

 Tier I Capital

     $
44,567

        23.07

 Tier I Capital
Requirement

        7,727

4.00

 Total Equity
Capital

     $
46,986

        24.32

 Total Equity Capital
Requirement

15,454

8.00

 Leverage Capital

     $
44,567

        12.15

 Leverage
Requirement

14,669

4.00

        ITEM
3.   Quantitative and Qualitative Disclosures about
Market Risk

Asset/Liability management
refers to management’s efforts to minimize fluctuations in
net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities.
Controlling the maturity or repricing of an institution’s
liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in minimal changes in net interest income as interest rates change.

Under the protracted low
interest rate environment in which we are operating, management expects net interest income and net income to decline due to ongoing yield decreases in interest earning assets in conjunction with more limited decreases in interest bearing liability
costs.

Management regularly monitors the interest
sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and
maturities for interest-earning assets acquired and
interest-bearing liabilities accepted.

ITEM 4. Controls and
Procedures

Evaluation of Disclosure
Controls and Procedures

The Corporation maintains a
system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed
summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive
Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s
disclosure controls and procedures within 90 days prior to filing this quarterly report (the “Evaluation Date”). Based on
that review and evaluation, the Chief Executive Officer and Chief
Financial Officer, along with other key management of the
Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its
consolidated subsidiaries would be made known to them on a timely basis.

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

 Amendment to Articles of
Incorporation

 Exhibit A to definitive Proxy
Statement filed for the meeting of shareholders held on April 15,
1997

 99.1

 Certification of the Chief
Executive Officer

 99.2

 Certification of the Chief
Financial Officer

b.    Reports
on Form 8-K

No reports on Form 8-K were
filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements
of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 COMMERCIAL NATIONAL FINANCIAL
CORPORATION

 (Registrant)

 Dated:  May 14,
2003

 /s/ Louis T.
Steiner

 Louis T. Steiner, Vice
Chairman

 President and Chief Executive
Officer

 Dated:  May 14,
2003

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

Date: May 14,
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

Date: May 14,
2003
By: /s/ Gregg E. Hunter

    Gregg E. Hunter

      Chief Financial Officer

Exhibit 99.1

Certification of Chief
Executive Officer of

Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to

Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the
Quarterly Report on Form 10-Q of Commercial National Financial
Corporation (the “Corporation”) for the period ending
March 31, 2003 as filed with the Securities and Exchange Commission
(the “Report”), I, Louis T. Steiner, Chief Executive
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

 May 14, 2003

Exhibit 99.2

Certification of Chief
Financial Officer of

Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to

Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the
Quarterly Report on Form 10-Q of Commercial National Financial
Corporation (the “Corporation”) for the period ending
March 31, 2003 as filed with the Securities and Exchange Commission
(the “Report”), I, Gregg E. Hunter, Chief Financial
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

 May 14, 2003