Form 10-Q
period 2003-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2003-08-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT JULY 31, 2003
Common Stock, $2 Par Value	3,435,152 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4. Controls and Procedures	17

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2003	2002
	(unaudited)

ASSETS
Cash and due from banks	$ 10,886,492	$ 10,294,276
Interest bearing deposits with
other banks	1,088,193	20,633,629
Total cash and cash equivalents	11,974,685	30,927,905

Federal funds sold	15,225,000	14,650,000

Investment securities available for sale	129,839,963	144,726,216
Restricted investments in bank stock	3,800,700	3,618,200

Loans (all domestic)	189,528,494	169,030,225
Allowance for loan losses	(2,679,893)	(2,707,323)
Net loans	186,848,601	166,322,902

Premises and equipment	4,757,527	4,523,920
Other assets	15,653,992	15,568,612

Total assets	$368,100,468	$380,337,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 49,881,674	$ 51,355,652
Interest bearing	208,945,583	218,669,557
Total deposits	258,827,257	270,025,209

Other liabilities	3,450,374	4,108,044
Long-term borrowings	55,000,000	55,000,000
Total liabilities	317,277,631	329,133,253

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,447,152 and 3,453,952 shares outstanding
in 2003 and 2002, respectively	7,200,000	7,200,000
Retained earnings	42,150,162	41,627,977
Accumulated other comprehensive income -
net of deferred taxes of $2,141,678
in June 2003 and $2,514,488 in
December 2002	4,157,375	4,881,064
Treasury stock, at cost, 152,848 and 146,048 shares in
2003 and 2002, respectively	(2,684,700)	(2,504,539)
Total shareholders' equity	50,822,837	51,204,502

Total liabilities and
shareholders' equity	$368,100,468	$380,337,755

                                                                 The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Three Months

Six Months

	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$2,890,507	$3,400,481	$5,740,578	$7,130,425
Interest and dividends on securities:
Taxable	1,792,314	1,997,249	3,884,134	3,765,372
Exempt from federal income taxes	300,670	261,258	591,989	522,683
Other	44,382	41,840	124,090	63,936
Total interest income	5,027,873	5,700,828	10,340,791	11,482,416

INTEREST EXPENSE
Interest on deposits	925,592	1,288,828	1,922,661	2,636,970
Interest on short-term borrowings	-	7,094	-	19,095
Interest on long-term borrowings	724,052	637,070	1,444,355	1,078,758
Total interest expense	1,649,644	1,932,992	3,367,016	3,734,823

NET INTEREST INCOME	3,378,229	3,767,836	6,973,775	7,747,593
PROVISION FOR LOAN LOSSES	-	162,816	-	202,030

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,378,229	3,605,020	6,973,775	7,545,563

OTHER OPERATING INCOME:
Asset management and trust income	197,921	144,942	350,925	271,018
Service charges on deposit accounts	217,962	171,370	403,074	354,328
Other service charges and fees	156,276	192,880	330,382	396,497
Commissions and fees from insurance sales	277,130	12,604	484,972	29,979
Income from investment in life insurance	149,088	99,816	298,176	175,566
Other income	71,241	78,047	136,868	159,732
Total other operating income	1,069,618	699,659	2,004,397	1,387,120

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,441,596	1,371,693	2,969,389	2,825,989
Net occupancy	176,468	149,705	370,320	304,267
Furniture and equipment	181,460	180,979	348,513	350,755
Pennsylvania shares tax	126,812	115,807	246,288	224,795
Other expenses	1,141,325	839,303	2,198,943	1,649,107
Total other operating expenses	3,067,661	2,657,489	6,133,453	5,354,913

INCOME BEFORE INCOME TAXES	1,380,186	1,647,190	2,844,719	3,577,770
Income tax expense	275,510	449,300	597,410	985,000

Net income	$1,104,676	$1,197,890	$2,247,309	$2,592,770

Average Shares Outstanding	3,447,152	3,438,787	3,449,624	3,426,096

Earnings Per Share, basic	$0.32	$0.35	$0.65	$0.76

Dividends Paid Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2002	$7,200,000	$41,627,977	$(2,504,539)	$ 4,881,064	$51,204,502

Comprehensive Income
Net income	-	2,247,309	-	-	2,247,309

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(723,689)	(723,689)
Total Comprehensive Income					1,523,620

Cash dividends declared
$.50 per share	-	(1,725,124)	-	-	(1,725,124)
Purchase of treasury stock	-	-	(180,161)	-	(180,161)

Balance at June 30, 2003	$7,200,000	$42,150,162	$(2,684,700)	$ 4,157,375	$50,822,837

(unaudited)
Balance at December 31, 2001	$7,200,000	$39,736,355	$(3,125,420)	$ 2,159,362	$45,970,297

Comprehensive Income
Net income	-	2,592,770	-	-	2,592,770
Other comprehensive income, net of tax:
Unrealized net gains on securities	-	-	-	1,453,986	1,453,986
Total Comprehensive Income					4,046,756

Cash dividends declared
$.50 per share	-	(1,713,048)	-	-	(1,713,048)

Balance at June 30, 2002	$7,200,000	$38,596,635	$(3,125,420)	$ 3,613,348	$48,304,005

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For Six Months
	Ended June 30
	2003	2002

OPERATING ACTIVITIES
Net income	$2,247,309	$2,592,770
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation	313,556	320,158
Amortization of intangibles	104,951	-
Provision for loan losses	-	202,030
Net (accretion)/amortization of securities
and loan fees	(424,372)	(366,477)
Income from investment in life insurance	(298,176)	(175,566)
Decrease in other liabilities	(308,788)	(384,918)
(Increase) decrease in other assets	231,638	(1,141,250)
Net cash provided by operating activities	1,866,118	1,046,747

INVESTING ACTIVITIES
Increase in fed funds sold	(575,000)	(20,675,000)
Purchase of securities AFS	(23,953,763)	(30,941,478)
Maturities and calls of securities AFS	37,985,388	20,329,599
Net cash used in acquisition	(99,864)	-
Investment in life insurance	-	(5,000,000)
Net (increase) decrease in loans	(20,525,699)	9,548,579
Purchase of premises and equipment	(547,163)	(390,250)
Net cash used in investing activities	(7,716,101)	(27,128,550)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(11,197,952)	15,300,692
Decrease in other short-term borrowings	-	(4,275,000)
Proceeds from long-term borrowings	-	20,157,988
Dividends paid	(1,725,124)	(1,713,048)
Purchase of treasury stock	(180,161)	-
Net cash provided by financing activities	(13,103,237)	29,470,632
Increase (decrease) in cash and cash equivalents	(18,953,220)	3,388,829

Cash and cash equivalents at beginning of year	30,927,905	10,112,268

Cash and cash equivalents at end of quarter	$11,974,685	$13,501,097

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 3,496,788	$ 3,716,696

Income Taxes	$ 148,000	$ 1,056,843

Supplemental schedule of non-cash investing and
financing activities

Transfer of residential loans to foreclosed	$ 100,000	$ 154,499
real estate

The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2003

Note 1       Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), formerly known as Commercial National Bank of Pennsylvania and Commercial National Insurance Services, Inc., (CNIS). In July 2003, the Bank’s application to convert to a Pennsylvania state chartered bank was approved by the Pennsylvania Department of Banking, and the Bank changed its name to Commercial Bank of Pennsylvania.  In December 2002, CNIS acquired The Gooder Agency Inc., (Gooder). Gooder is a full service provider of insurance products to individuals and businesses and acts as an agent for fifteen national, regional and mutual insurance companies. Gooder’s results of operations are not material to the consolidated financial statements. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2002, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002, and the statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2003 and 2002.  The results of three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

Note 2   Allowance for Loan Losses

The provision for loan losses is the amount added to the allowance against which actual loan losses are charged. The amount of the provision is determined by management through an evaluation of the size and quality of the loan portfolio, economic conditions, concentrations of credit, recent loan loss trends, delinquencies and other risks inherent within the loan portfolio.Based upon the Corporation’s most recent quarterly evaluation, management considers the allowance for loan losses to be adequate to absorb any losses that may occur in the loan portfolio.

The Corporation recorded no provision for the period ended June 30, 2003. By comparison, the Corporation charged to expense $202,030 the period ended a year ago. Net charge-offs amounted to $27,430 and $102,669 for the six months ended June 30, 2003 and 2002, respectively.

Description of changes:

	2003	2002

Allowance balance January 1	$2,707,323	$2,814,454

Additions:
Provision charged to operating expenses	-	202,030
Recoveries on previously charged off
Loans	21,225	22,725

Deductions:
Loans charged off	(48,655)	(125,394)

Allowance balance June 30	$ 2,679,893	$ 2,913,815

COMMERCIAL NATIONAL FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3    Comprehensive Income

The components of other comprehensive income and related tax effects for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	For three months		For six months
	Ended June 30		Ended June 30
	2003	2002	2003	2002
Gross change in unrealized gains (losses) on
Securities available for sale	$ (312,040)	$2,651,856	$(1,096,499)	$2,203,009
Tax effect	(106,094)	901,631	(372,810)	749,023
Net of tax amount	$ (205,946)	$1,750,225	$(723,689)	1,453,986

Note 4  Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5  Acquisition

On January 3, 2003, the Corporation acquired certain insurance agency accounts from an employee of the Corporation’s insurance agency subsidiary, Gooder. The Corporation paid cash of $99,864 for the accounts. The acquisition has been accounted for as a purchase and the results of operations are included in the consolidated financial statements since the date of the acquisition. The impact on the Corporation’s results of operations for the period ended June 30, 2003 was not material.

Note 6  New Accounting Standards

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of noncompliance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Corporation had $3,644,961 of standby letters of credit as of June 30, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

Of these standby letters of credit, $472,245 automatically renew within the next twelve months, $70,044 will expire within the next twelve months and $3,102,672 will expire within thirteen to one hundred and eighty months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Corporation may require collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”.  This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.    This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.  Adoption of this standard is not expected to have any impact on the Corporation’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after January 31, 2003.  The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003.  The adoption of this interpretation did not have any impact on the Corporation’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of these instruments were previously classified as equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.    The adoption of this standard did not have any impact on the Corporation’s financial condition or results of operations.

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
“expect,” “believe,”
“anticipate,” “intend,”
“could,” “would,” “estimate,”
or “continue” or the negative or other variations
thereof or comparable terminology are intended to identify
forward-looking statements. These statements are based on
information currently available to the Corporation, and the
Corporation assumes no obligation to update these statements as circumstances change. Investors are cautioned that all
forward-looking statements involve risk and uncertainties,
including changes in general economic and financial market
conditions, unforeseen credit problems, and the Corporation’s ability to execute its business plans. The actual results of future events could differ materially from those stated in any
forward-looking statements herein.

Critical Accounting
Estimates

Disclosure of the
Corporation’s significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2002 Annual
Report to Shareholders, filed as Exhibit 13 to the Annual Report on
Form 10-K for the year ended December 31, 2002. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management.
Additional information is contained in the Management’s
Discussion and Analysis section of the 2002 Annual Report to the
Shareholders for the most sensitive of these issues, including the provision and allowance for loan losses.

Significant estimates are made
by management in determining the allowance for loan losses.
Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not the Corporation continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Management discussed the development and selection of critical accounting estimates and related Management and Discussion and Analysis disclosure with the Corporation’s Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within.

Financial
Condition

The Corporation’s total
assets decreased $12,237,287 from December 31, 2002 to June 30,
2003.  The decrease was due to declines of $19,545,436 in
interest bearing deposits with other banks (IBD) and $14,886,253 in investment securities. These decreases were partially offset by an increase of $20,498,269 in loans outstanding. The reduction of
IBD’s provided the necessary liquidity for the respective
increase in loans and decrease in the Bank’s retail deposits.
Total loan volume increased during the year due to the continued
success of a residential mortgage loan promotion that commenced during the fourth quarter of 2002. The effect of this promotion resulted in a net increase of $12,060,346 in residential mortgages for the period ended June 30, 2003.

The decrease in deposits of
$11,197,952 from December 31, 2002 to June 30, 2003 is due to the normal fluctuation of demand deposits and the anticipated maturity and runoff of specific public funds being held by the Bank.
Aggressive money market and certificates of deposit pricing by the
Corporation’s competitors has also led to the decline in
deposits.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITIONS
(continued)

Shareholders' equity was
$50,822,837 on June 30, 2003 compared to $51,204,502 on December
31, 2002. The decrease is primarily due to comprehensive income of
$1,523,620 less cash dividends of $1,725,124 and treasury stock purchases of $180,161. Comprehensive income for the period included net income of $2,247,309 and an unrealized loss on securities available for sale of $723,689. Book value per common share
decreased from $14.82 to $14.74 at June 30, 2003. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $13.54 at June 30, 2003 compared to
$13.41 at year-end 2002.

RESULTS OF
OPERATIONS

First Six Months of 2003
as compared to the First Six Months of 2002

Pre-tax income for the first
six months of 2003 was $2,844,719 compared to $3,577,770 during the same period of 2002, representing a 20.49% decrease. The decrease was the result of lower net interest income and higher net
operating expense.

Interest income was
$5,740,578, a decrease of 9.94%. The yield on the loan portfolio decreased ninety-one (91) basis points to 6.43%. This was due to the continued low rate environment which resulted in increased loan refinancing activity by existing customers and increased mortgage lending to new customers. The yield on the securities portfolio decreased eighty-seven (87) basis points to 5.70%. This yield was negatively impacted by heavy prepayments on mortgage-backed
securities. These funds were reinvested into federal funds sold and other lower yielding assets at current market rates. As a result, the yield on total average earning assets decreased ninety-five
(95) basis points to 6.08%. Average earning asset volume rose by
$13,267,093, a 4.06% increase.

Interest expense was
$3,367,013, a decrease of 9.85%. Interest bearing liability costs remain in decline as deposit products continue to reprice at lower rates upon maturity. The cost of average interest-bearing
liabilities was 2.50%, a forty-four (44) basis points decrease from a year ago. Average interest-bearing liabilities volume rose by
$15,413,006, which represented an increase of 6.07%.

Net interest income declined
9.98% to $6,973,775, and represented a $773,818 decrease from the same period a year ago. Management anticipates that net interest income will continue to decline due to significantly lower yields on comparable loan volume and federal funds sold when compared to the same period a year ago. Also, the Corporation will not benefit as much from declining interest costs that have been experienced in recent years.

The Corporation recorded no
provision for loan losses for the period ended June 30, 2003 compared to a provision of $202,030 for the period ended June 30,
2002. Contributing to this decrease was improved credit quality and higher concentrations in residential real estate secured
loans.

Non-interest income increased
$617,277, or 44.50%, to $2,004,397. Of this increase, $454,993 is attributed to the income generated by Gooder which was acquired at the end of 2002. Asset management and trust fees totaled $350,925, representing a 24.48% increase. Higher estate fees and income from third party management fees are the primary reason for this
increase. Service charges on deposit accounts increased $48,476 to
$403,074. Other service charges and fees decreased $66,115 to
$330,382. This decrease is attributable to lower fees and
commissions collected by the Bank from products and services.
Income from investment in life insurance increased $122,610 to
$298,176. This increase is the result of an additional investment of $5,000,000 during the second quarter of 2002. Other income decreased $22,864 to $136,868. This decrease is related to the elimination of merchant income received from credit card activity.
The Corporation eliminated this program during the first quarter of
2002.

Non-interest expense reached
$6,133,453, an increase of 14.54%, or $778,540. Personnel cost rose
5.07%, which equates to a $143,400 increase. This increase is the result of

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

staff added in connection with
the Gooder acquisition. Net occupancy costs increased 21.71%, or
$66,053. Furniture and equipment expense declined by $2,242.
Pennsylvania

shares tax expense was
$246,288, an increase of 9.56%. Other expense grew by 33.34%, representing a $549,836 increase. This increase is mostly due to increases in legal and

professional fees combined
with the amortization and new costs associated with the operation of Gooder.

Federal income tax for the
first six months was $597,410 compared to $985,000 for the same period a year ago. The effective tax for the comparable periods are
21.00% and 27.53%, respectively. The drop in effective income tax is due to a combination of greater tax-free income in proportion to lower pretax income when compared to a year ago. Net income
decreased $345,461 to $2,247,309, a decrease of 13.32%. The
annualized return on average assets was 1.20% for the first six months of 2003 compared to 1.48% for the six months ended June 30,
2002. The annualized return on average equity through June 30, 2003 was 8.78% and was 11.00% through the first six months of
2002.

Three Months Ended June
30, 2003 as Compared to the Three Months Ended June 30,
2002

The Corporation’s
pre-tax income for the second quarter of 2003 decreased 16.21% to
$1,380,186 from $1,712,920 for the same period of 2002. The
decrease was principally due to the decrease in net interest income.

Interest income for the second
quarter of 2003 was $5,027,873, a decrease of 11.80% from interest income of $5,700,828 for the second quarter of 2002. The decrease in interest income is the result of lower rates realized on loans and securities than what were realized a year ago. The loan yield decreased ninety-two (92) basis points to 6.26%, the securities yield decreased seventy-six (76) basis points to 5.60%. The yield on total average earning assets decreased eighty-seven (87) basis points to 5.96%.

Interest expense during the
second quarter of 2003 was $1,649,644, a decrease of 14.66% from interest expense of $1,932,992 for the second quarter of 2002. The average interest-bearing liabilities declined by $1,962,461. The decrease in interest expense was the result of lower interest bearing deposit rates enacted by the Bank during this continued
historically low interest rate environment. The average cost decreased to 2.48%, a forty-one (41) basis points decrease from a year ago.

Net interest income declined
10.34% to $3,378,229 during the second quarter of 2003 and yielded
3.66% of average total assets compared to 4.18% during the same period a year ago.

There was no provision for
loan losses recorded during the second quarter of 2003 while
$162,816 was charged to expense in the second quarter of
2002.

Non-interest income increased
$369,959 or 52.88%, to $1,069,618 during the second quarter of
2003. Asset management and trust income increased $52,979 on higher estate management fees. Service charges on deposit accounts
increased 21.19% to $217,962. This increase is the result of the implementation of the Bank’s overdraft protection program
during the second quarter. Other service charges and fees declined by 18.98% due to lower fees and commissions collected for products and services. Income from Gooder represented a $264,526 increase from insurance income a year ago. With the additional Bank Owned
Life Insurance (BOLI) income investment reflected for all of 2003,
BOLI increased $49,272 over 2002 BOLI income. Other income
decreased 8.72% to $71,241.

Non-interest expense increased
$410,172 during the second quarter of 2003, a 15.43% increase from the same period in 2002. Personnel costs rose by $69,903 to
$1,441,596 on additional staffing associated with the Gooder acquisition. Net occupancy expense rose $26,763, a 17.88% increase.
Furniture and equipment expense increased only $481. Pennsylvania shares tax expense rose $11,005, an increase of 9.69%. Other expense increased $302,022 during the second quarter of 2003, a
35.98% increase from the same period in 2002. Increases in legal and professional fees combined with operating

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

expenses associated with
Gooder and the amortization of intangibles related to the branch and Gooder acquisitions in 2002 contributed to this
increase.

Federal income tax on total
second quarter of 2003 pretax earnings was $275,510 compared to
$449,300 a year ago. The second quarter effective tax rate was
19.96% and 27.28%, respectively. This decrease is due to higher tax-free income in relation to lower pretax income for the quarter ended June 30, 2003. Net income after taxes

declined $93,214 to
$1,104,676, equating to a 7.78% decrease. The annualized return on average assets was 1.20% for the three months ended June 30, 2003 compared to 1.33% for the second quarter of 2002. The annualized return on average equity for the second quarter of 2003 was 8.88%
compared to 10.09% for the second quarter of 2002.

LIQUIDITY

Liquidity, the measure of the
Corporation's ability to meet the normal cash flow needs of
depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. A large component of the decline in deposits from December 31, 2002 can be attributed to a single relationship.
This relationship had a matured certificate of deposit that was not renewed and other sources of funds that were used for annual operating expenditures. Additional liquidity can be provided by the sale of investment securities that amounted to approximately
$130,000,000 with net unrealized gains of $6,299,053 on June 30,
2003.  The Bank is a member of the FHLB system. The FHLB
provides an additional source of liquidity for long and short-term funding. As of June 30, 2003, the Corporation had available funding of $197,538,000 at the FHLB. Additional short-term funding is available through federal funds lines of credit that are
established with correspondent banks.

During the first six months of
2003, average interest-bearing liabilities increased $15,413,006 over the same period in 2002. The average increased due to
$20,000,000 in fixed rate advances, acquired during the second quarter of 2002, reflected for the full six months of 2003 and only a portion of the six month ended period for 2002.

CONTRACTUAL OBLIGATIONS AND
COMMITMENTS

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS
AND COMMITMENTS (continued)

The following table identifies
commitments to extend credit and obligations under letters of credit by the Corporation as of June 30, 2003.

 TOTAL AMOUNT
COMMITTED

 Financial instruments whose
contracts amounts represent credit risk:

Commitments to extend credit

 $36,234,907

Standby letters of credit

 542,289

Financial standby letters of credit

 3,102,672

INTEREST
SENSITIVITY

Interest rate management seeks
to maintain a balance between consistent income growth and the risk that is created by variations in the ability to reprice deposit and investment categories. The effort to determine the effect of potential interest rate changes normally involves measuring the
"gap" between assets (loans and securities) subject to rate
fluctuation and liabilities (interest bearing deposits and
long-term borrowings) subject to rate fluctuation as related to earning assets over different time periods and calculating the ratio of interest sensitive assets to interest sensitive
liabilities.

Repricing periods for the
loans, securities, interest bearing deposits and long-term
borrowings are based on contractual maturities, where applicable, as well as the Corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and
withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal without penalty and therefore are presented as beginning to reprice over a variety of time periods.

The cumulative gap at the
one-year repricing period was positive in the amount of $52.010 million or 15.44% of total earning assets at March 31, 2003. An asset or liability is considered to be sensitive if its cashflow optionality or the interest yield it earns or pays is set to change within a certain time period. When the amount of interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the institution’s interest rate
spread will widen and earnings will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and
earnings will show a favorable response in a declining rate
environment. Although the gap
analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest income.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY (In
thousands)

The following table presents
this information as of June 30, 2003 and December 31,
2002:

 June 30,
2003

 0-30
DAYS

 31-90
DAYS

 91-180
DAYS

 181-365
DAYS

 1 - 5
YEARS

 OVER 5
YRS

 Interest-earning
assets:

Securities

 $
6,962

 $  12,345

 $  15,161

 $ 21,591

 $48,121

 $ 19,362

   Federal funds sold
and other deposits with banks

 16,313

 -

 -

 -

 -

 -

   Loans

 23,399

 3,293

 4,623

   9,720

 83,205

 62,631

 Total interest-sensitive
assets

 46,674

 15,638

 19,784

 31,311

 131,326

 81,993

 Interest-bearing
liabilities:

   Certificates of
deposits

 4,980

 9,654

 9,955

 14,557

 27,818

 17,109

   Other
interest-bearing deposits

 -

 5,029

 5,029

 7,193

 47,517

 60,104

   Long-term
borrowings

-

-

-

 5,000

 25,000

 25,000

 Total-interest sensitive
liabilities

 4,980

 14,683

 14,984

 26,750

 100,335

 102,213

 Interest sensitivity
gap

 $
41,694

 $
955

 $
4,800

 $ 4,561

 $
30,991

 $
(20,220)

 Cumulative gap

 $ 41,694

 $
42,649

 $ 47,449

 $ 52,010

 $
83,001

 $ 62,781

 Ratio of cumulative gap to
earning assets

12.38%

 12.66%

14.09%

 15.44%

 24.64%

 18.64%

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
interest-bearing deposits

 -

 5,119

 5,119

 7,449

 48,317

 60,923

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

 30.39%

 18.59%

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT QUALITY
RISK

The following table presents a
comparison of loan quality as of June 30, 2003 with that as of June
30, 2002. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. When a loan is
placed on non-accrual status, any unpaid interest is charged against income.Non-accrual loans
remain high due to the general economic slowdown and the
Corporation’s implementation of an enhanced loan assessment
program. The assessment program enhances the Corporation’s
ability to identify loans which may be problems or which the borrower may be unable to pay under the terms of the original agreement. The Corporation’s credit quality continues to
improve due to a concentrated effort targeting real estate secured loans in the residential and commercial sectors. On June 30, 2003,
$867,906 of the non-accrual loans were current with payments recognized on a cash basis only.

At June 30

 2003

 2002

 Non-performing
Loans:

   Loans on non-accrual
basis

   $2,339,789

$2,631,393

   Past due
loans

  -

  -

   Renegotiated
loans

       -

  51,228

         Total
non-performing loans

2,339,789

2,682,621

 Foreclosed real
estate

403,568

154,499

         Total
non-performing assets

$2,743,357

$2,837,120

 Loans outstanding at end of
period

 $189,528,494

 $192,746,800

 Average loans outstanding
(year-to-date)

 $178,457,043

 $194,292,613

 Non-performing loans as a
percent of total

   Loans

1.24%

1.37%

 Provision for loan
losses

 $
-

 $
202,030

 Net charge-offs

 $
27,430

 $
102,669

 Net charge-offs as a percent
of average

   Loans

..02%

..05%

 Provision for loan losses as
a

   percent of net
charge-offs

-

196.78%

 Allowance for loan losses as
a

   percent of average
loans outstanding

1.50%

1.50%

CAPITAL
RESOURCES

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
and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of June 30, 2003, the Corporation, under these
guidelines, had Tier I and total equity capital to risk weighted assets ratios of 23.15% and 24.41% respectively. The leverage ratio was 12.40%. The capital ratios of the Bank are not materially different than the ratios of the Corporation.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES
(continued)

The table below presents the
Corporation's capital position at June 30, 2003

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

Assets

 Tier I Capital

     $
44,886

        23.15

 Tier I Capital
Requirement

        7,754

4.00

 Total Equity
Capital

     $
47,312

        24.41

 Total Equity Capital
Requirement

15,509

8.00

 Leverage Capital

     $
44,886

        12.40

 Leverage
Requirement

14,478

4.00

        ITEM
3.   Quantitative and Qualitative Disclosures about
Market Risk

Asset/Liability management
refers to management’s efforts to minimize fluctuations in
net interest income caused by interest rate changes. This is accomplished by managing the yield and cost levels along with repricing of rate sensitive interest-earning assets and
interest-bearing liabilities. Controlling the maturity or repricing of an institution’s liabilities and assets in order to
minimize interest rate risk is commonly referred to as gap
management. Close matching of the repricing of assets and
liabilities will normally result in minimal changes in net interest income as interest rates change.

Under the protracted low
interest rate environment in which we are operating, management expects net interest income and net income to remain pressured due to ongoing yield decreases in interest earning assets in
conjunction with more limited decreases in interest bearing
liability costs.

Management regularly monitors
the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities accepted.

ITEM 4. Controls and
Procedures

Evaluation of Disclosure
Controls and Procedures

The Corporation maintains a
system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed summarized and reported within the time periods specified in the rules and forms for such filings. Management of the
Corporation, under the direction of the Corporation’s Chief
Executive Officer and Chief Financial Officer, reviewed and
performed an evaluation of the effectiveness of the
Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of
June 30, 2003. Based on that review and evaluation, the Chief
Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the
Corporation by the Exchange Act, was recorded, processed,
summarized and reported within the applicable time
periods.

Changes in Internal
Controls

There have been no significant
changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended
June 30, 2003.

          PART II - OTHER INFORMATION

  ITEM
1.     LEGAL PROCEEDINGS

Other than proceedings which
occur in the normal course of business, there are no legal
proceedings to which either the Corporation or any of its
subsidiaries is a party which, in management’s opinion, will have any material effect on the financial position of the
Corporation and its subsidiaries.

  ITEM
2.     CHANGES IN
SECURITIES

Not applicable.

  ITEM
3.     DEFAULTS UPON SENIOR
SECURITIES

Not applicable.

  ITEM
4.     SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

a.    May 20, 2003 Annual Meeting of
Shareholders

b.c   Directors elected at the meeting and results of
voting:

 Director

 For

 Against

 Withheld

 Abstentions

 Gregg E. Hunter

 2,939,397

 8,100

 Joedda M. Sampson

 2,946,897

600

 Debra L. Spatola

 2,946,897

 600

 Louis A. Steiner

 2,939,347

 8,150

 George V. Welty

 2,945,217

 2,280

Continuing
directors:

 John T. Babilya

 Roy M. Landers

 George A. Conti,
Jr.

 John C. McClatchey

 Richmond H.
Ferguson

 Joseph A. Mosso

 Dorothy S. Hunter

 Louis T. Steiner

 Frank E. Jobe

 C. Edward Wible

Ratification of the
appointment of Beard Miller Company LLP, as independent
auditors:

 For

 Against

 Withheld

 Abstain

 2,942,697

 1,550

 3,250

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

 Amendment to Articles of
Incorporation

 Exhibit A to definitive Proxy
Statement filed for the meeting of shareholders held on April 15,
1997

 10.1

 Employment Agreement between
Commercial National Bank of Pennsylvania and Gregg E. Hunter, dated
July 1, 2003

 Attached

 10.2

 Employment Agreement between
Commercial National Bank of Pennsylvania and Louis T. Steiner,
dated July 1, 2003

 Attached

 31.1

 Rule 13a-14(a)/15d-14(a)
Certification of the Chief Executive Officer

 31.2

 Rule 13a-14(a)/15d-14(a)
Certification of the Chief Financial Officer

 32.1

 Section 1350 Certification of
the Chief Executive Officer

 32.2

 Section 1350 Certification of
the Chief Financial Officer

b.    Reports
on Form 8-K

A Form 8-K was filed on April
20, 2003 reporting the Corporation’s first quarter
earnings.

SIGNATURES

Pursuant to the requirements
of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 COMMERCIAL NATIONAL FINANCIAL
CORPORATION

 (Registrant)

 Dated:  August 13,
2003

 /s/ Louis T.
Steiner

 Louis T. Steiner, Vice
Chairman

 President and Chief Executive
Officer

 Dated:  August 13,
2003

 /s/ Gregg E. Hunter

 Gregg E. Hunter, Vice Chairman
and

 Chief Financial
Officer

EXHIBIT 31.1 Rule
13a-14(a)/15d-14(a) Certification of the Chief Executive
Officer

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

evaluated the effectiveness of the registrant’s disclosure
controls and procedures as of June 30, 2003 (the “Evaluation
Date); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officer and I have
disclosed, based on our most recent evaluation, to the
registrant’s auditors and to the audit committee of the
registrant’s board of directors (or persons performing the
equivalent function):

all significant deficiencies in the design or operation of
internal controls which could adversely affect the
registrant’s ability to record, process, summarize and report financial data and have identified for the

registrant’s auditors any
material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the
registrant’s internal controls; and

The registrant’s other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls during the quarter ended June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: August 13, 2003

 By:

 /s/ Louis T. Steiner

Louis T. Steiner

Chief Executive Officer

EXHIBIT
31.2      Rule 13a-14(a)/15d-14(a)
Certification of the Chief Financial Officer

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

evaluated the effectiveness of the registrant’s disclosure
controls and procedures as of June 30, 2003(the “Evaluation
Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
and

The registrant’s other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls during the quarter ended June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: August 13, 2003

 By:

 /s/ Gregg E. Hunter

    Gregg E. Hunter

Chief Financial Officer

Exhibit 32.1  Section
1350 Certification of the Chief Executive Officer

Certification of Chief
Executive Officer of

Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to

Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the
Quarterly Report on Form 10-Q of Commercial National Financial
Corporation (the “Corporation”) for the period ending
June 30, 2003 as filed with the Securities and Exchange Commission
(the “Report”), I, Louis T. Steiner, Chief Executive
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

 /s/ Louis T.
Steiner

 Louis T. Steiner

 Chief Executive
Officer

 August 13, 2003

Exhibit 32.2  Section
1350 Certification of the Chief Financial Officer

Certification of Chief
Financial Officer of

Commercial National Financial Corporation

Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to

Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the
Quarterly Report on Form 10-Q of Commercial National Financial
Corporation (the “Corporation”) for the period ending
June 30, 2003 as filed with the Securities and Exchange Commission
(the “Report”), I, Gregg E. Hunter, Chief Financial
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

 August 13, 2003