Form 10-Q
period 2003-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2003-11-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT OCTOBER 31, 2003
Common Stock, $2 Par Value	3,430,368 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4. Controls and Procedures	17

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2003	2002
	(unaudited)

ASSETS
Cash and due from banks	$ 11,344,906	$ 10,294,276
Interest bearing deposits with
other banks	251,787	20,633,629
Total cash and cash equivalents	11,596,693	30,927,905

Federal funds sold	16,225,000	14,650,000

Investment securities available for sale	124,568,599	144,726,216
Restricted investments in bank stock	3,819,100	3,618,200

Loans (all domestic)	189,673,906	169,030,225
Allowance for loan losses	(2,674,279)	(2,707,323)
Net loans	186,999,627	166,322,902

Premises and equipment	4,690,304	4,523,920
Other assets	16,079,020	15,568,612

Total assets	$363,978,343	$380,337,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 52,208,984	$ 51,355,652
Interest bearing	205,156,190	218,669,557
Total deposits	257,365,174	270,025,209

Other liabilities	2,742,779	4,108,044
Long-term borrowings	55,000,000	55,000,000
Total liabilities	315,107,953	329,133,253

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,430,368 and 3,453,952 shares outstanding
in 2003 and 2002, respectively	7,200,000	7,200,000
Retained earnings	42,161,221	41,627,977
Accumulated other comprehensive income -
net of deferred taxes of $1,373,575
in September 2003 and $2,514,488 in
December 2002	2,666,351	4,881,064
Treasury stock, at cost, 169,632 and 146,048 shares in
2003 and 2002, respectively	(3,157,182)	(2,504,539)
Total shareholders' equity	48,870,390	51,204,502

Total liabilities and
shareholders' equity	$363,978,343	$380,337,755

                                                                          The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Three Months

Nine Months

	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$2,894,505	$3,347,171	$8,635,083	$10,477,596
Interest and dividends on securities:
Taxable	1,386,251	2,198,599	5,270,385	5,963,971
Exempt from federal income taxes	385,827	261,422	977,816	784,105
Other	36,592	66,377	160,682	130,313
Total interest income	4,703,175	5,873,569	15,043,966	17,355,985

INTEREST EXPENSE
Interest on deposits	827,614	1,241,810	2,750,275	3,878,780
Interest on short-term borrowings	-	10,556	-	29,651
Interest on long-term borrowings	734,144	740,032	2,178,499	1,818,790
Total interest expense	1,561,758	1,992,398	4,928,774	5,727,221

NET INTEREST INCOME	3,141,417	3,881,171	10,115,192	11,628,764
PROVISION FOR LOAN LOSSES	-	96,000	-	298,030

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,141,417	3,785,171	10,115,192	11,330,734

OTHER OPERATING INCOME:
Asset management and trust income	162,249	144,448	513,174	415,466
Service charges on deposit accounts	236,570	186,899	639,644	541,227
Other service charges and fees	127,644	150,067	458,026	546,564
Commissions and fees from insurance sales	204,235	46,299	689,207	76,278
Income from investment in life insurance	122,208	147,948	420,384	323,514
Gain from sale of branch	-	469,782	-	469,782
Other income	128,894	93,172	265,762	252,904
Total other operating income	981,800	1,238,615	2,986,197	2,625,735

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,619,603	1,442,185	4,588,992	4,268,174
Net occupancy	169,808	169,018	540,128	473,285
Furniture and equipment	174,913	176,254	523,426	527,009
Pennsylvania shares tax	126,813	115,807	373,101	340,602
Other expenses	1,015,755	912,700	3,214,698	2,561,806
Total other operating expenses	3,106,892	2,815,964	9,240,345	8,170,876

INCOME BEFORE INCOME TAXES	1,016,325	2,207,822	3,861,044	5,785,593
Income tax expense	146,475	477,700	743,885	1,462,700

Net income	$869,850	$1,730,122	$3,117,159	$4,322,893

Average Shares Outstanding	3,436,539	3,425,348	3,445,324	3,425,348

Earnings Per Share, basic	$0.25	$0.50	$0.90	$1.26

Dividends Paid Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2002	$7,200,000	$41,627,977	$(2,504,539)	$ 4,881,064	$51,204,502

Comprehensive Income
Net income	-	3,117,159	-	-	3,117,159

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(2,214,713)	(2,214,713)
Total Comprehensive Income					902,446

Cash dividends declared
$.75 per share	-	(2,583,915)	-	-	(2,583,915)
Purchase of treasury stock	-	-	(652,643)	-	(652,643)

Balance at September 30, 2003	$7,200,000	$42,161,221	$(3,157,182)	$ 2,666,351	$48,870,390

(unaudited)
Balance at December 31, 2001	$7,200,000	$39,736,355	$(3,125,420)	$ 2,159,362	$45,970,297

Comprehensive Income
Net income	-	4,322,893	-	-	4,322,893
Other comprehensive income, net of tax:
Unrealized net gains on securities	-	-	-	3,091,373	3,091,373
Total Comprehensive Income					7,414,266

Cash dividends declared
$.75 per share	-	(2,569,297)	-	-	(2,569,297)
Purchase of treasury stock	-	-	(153,392)	-	(153,392)

Balance at September 30, 2002	$7,200,000	$41,489,951	$(3,278,812)	$ 5,250,735	$50,661,874

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For Nine Months
	Ended September 30
	2003	2002

OPERATING ACTIVITIES
Net income	$3,117,159	$4,322,893
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	471,007	476,593
Amortization of intangibles	152,547	9,751
Provision for loan losses	-	298,030
Gain on sale of branch	-	(469,782)
Net accretion of securities	(522,406)	(523,509)
Income from investment in life insurance	(420,384)	(323,514)
Decrease in other liabilities	(248,280)	(394,742)
Increase in other assets	(118,778)	(1,076,114)
Net cash provided by operating activities	2,430,865	2,319,606

INVESTING ACTIVITIES
Increase in fed funds sold	(1,575,000)	(13,150,000)
Purchase of securities	(41,206,907)	(60,466,998)
Maturities and calls of securities	58,330,403	33,170,478
Net cash used in acquisition	(99,864)	-
Investment in life insurance	-	(5,000,000)
Net proceeds from sale of branch	-	469,782
Net (increase) decrease in loans	(20,676,725)	24,315,371
Proceeds from sale of premises and equipment	-	1,141,748
Purchase of premises and equipment	(637,391)	(501,744)
Net cash used in investing activities	(5,865,484)	(20,021,363)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(12,660,035)	9,681,662
Decrease in other short-term borrowings	-	(4,275,000)
Proceeds from long-term borrowings	-	20,148,271
Dividends paid	(2,583,915)	(2,569,297)
Purchase of treasury stock	(652,643)	(153,392)
Net cash provided by financing activities	(15,896,593)	22,832,244
Increase (decrease) in cash and cash equivalents	(19,331,212)	5,130,487

Cash and cash equivalents at beginning of year	30,927,905	10,112,268

Cash and cash equivalents at end of quarter	$11,596,693	$15,242,755

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 5,146,121	$ 5,789,543

Income Taxes	$ 421,000	$ 1,494,743

Supplemental schedule of non-cash investing and
financing activities

Transfer of residential loans to foreclosed real estate	$ 160,828	$ 344,049

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note 1                            Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), formerly known as Commercial National Bank of Pennsylvania, and Commercial National Insurance Services, Inc., (CNIS). In December 2002, CNIS acquired The Gooder Agency Inc., (Gooder). Gooder is a full service provider of insurance products to individuals and businesses and acts as an agent for fifteen national, regional and mutual insurance companies. Gooder’s results of operations are not material to the consolidated financial statements. In July 2003, the Bank’s application to convert to a Pennsylvania state chartered bank was approved by the Pennsylvania Department of Banking, and the Bank changed its name to Commercial Bank of Pennsylvania. In October 2003, the Corporation’s application to form a trust company was approved. This subsidiary, Highview Trust Company (HTC), enables the Corporation to offer more investment products and the Corporation’s current trust operations will be transferred to HTC from the Bank. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2002, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2003 and the results of operations for the three and nine months periods ended September 30, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation recorded no provision for the three and nine-month periods ended September 30, 2003. By comparison, the Corporation charged to expense $298,030 for the nine month period ended a year ago. Net charge-offs amounted to $33,044 and $97,539 for the nine months ended September 30, 2003 and 2002, respectively.

Description of changes:

	2003	2002

Allowance balance January 1	$2,707,323	$2,814,454

Additions:
Provision charged to operating expenses	-	298,030
Recoveries on previously charged off
Loans	28,465	33,236

Deductions:
Loans charged off	(61,509)	(130,775)

Allowance balance September 30	$ 2,674,279	$ 3,014,945

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3    Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	For three months		For nine months
	Ended September 30		Ended September 30
	2003	2002	2003	2002
Gross change in unrealized gains (losses) on securities
available for sale	$ (2,259,127)	$2,032,042	$(3,355,626)	$4,683,898
Tax effect	(768,103)	394,655	(1,140,913)	1,592,525
Net of tax amount	$ (1,491,024)	$1,637,387	$(2,214,713)	$3,091,373

Note 4            Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5            Acquisition

On January 3, 2003, the Corporation acquired certain insurance agency accounts from an employee of the Corporation’s insurance agency subsidiary, Gooder. The Corporation paid cash of $99,864 for the accounts. The acquisition has been accounted for as a purchase and the results of operations are included in the consolidated financial statements since the date of the acquisition. The impact of the acquisition on the Corporation’s results of operations for the period ended September 30, 2003 was not material.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees.  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.”  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying factor that is related to an asset, liability or equity security of the guaranteed party, which would include financial and standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments.  The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  Adoption of FIN 45 did not have a significant impact on the Corporation’s financial condition or results of operations.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of noncompliance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank had $3,392,494 of outstanding letters of credit as of September 30, 2003.  The Bank uses the same credit policies in making conditional commitments as it does for on-balance sheet instruments.

Of these letters of credit, $322,245 automatically renew within the next twelve months, $70,044 will expire within the next twelve months and $3,000,205 will expire within thirteen to one hundred and eighty months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank may require collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”.  This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.    This statement is effective for contracts entered into or modified, and for hedging relationships designated after September 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.  Adoption of this standard is not expected to have any impact on the Corporation’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after January 31, 2003.  The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after December 15, 2003 for VIEs acquired before February 1, 2003.  The adoption of this interpretation did not have any impact on the Corporation’s financial condition or results of operations.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SAFE HARBOR
STATEMENT

Forward-looking
statements (statements which are not historical facts) in this
Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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

CRITICAL ACCOUNTING
ESTIMATES

Disclosure of the
Corporation’s significant accounting policies is included in
Note 1 to the Corporation’s Consolidated Financial Statements
contained in the Corporation’s Annual Report on Form 10-K for
the year ended December 31, 2002 (the 2002 Annual Report). Some of these policies are particularly sensitive, requiring that
significant judgments, estimates and assumptions be made by
management. Additional information is contained in the
Management’s Discussion and Analysis section of the 2002
Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

Significant estimates are
made by management in determining the allowance for loan losses.
Management considers a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral (if collateral dependent), present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not the Corporation continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is
recorded on the Consolidated Statements of Financial Condition.
Management discussed the development and selection of critical accounting estimates and related Management and Discussion and
Analysis disclosure with the Corporation’s Audit Committee.
There were no material changes made to the critical accounting estimates during the periods presented within.

FINANCIAL
CONDITION

The Corporation’s
total assets decreased by $16.4 million, or 4.30%, from December
31, 2002 to September 30, 2003.  The decrease was due to a
decline of $20.4 million in interest bearing deposits with other banks (IBDs) and a decline of $20.0 million in investment
securities, which were partially offset by an increase of $20.7 million in loans outstanding. The remaining $3.3 million was related to modest increases in Cash and Due From Banks, Federal
Funds Sold and Other Assets created by normal business activity.
The decline in IBDs provided the necessary liquidity to fund the
Corporation’s increase in loans and decrease in retail
deposits. Total loan volume increased during the first nine months of 2003 due to the continued success of a residential mortgage loan promotion that commenced during the fourth quarter of 2002. The effect of this promotion resulted in a net increase of $13.8 million in residential mortgages for the nine months ended
September 30, 2003. Due to the steady rise mortgage rates from their recent all-time lows, management does not anticipate material growth in loan volume during the fourth quarter of 2003.

The Corporation’s
total deposits decreased $12.7 million from December 31, 2002 to
September 30, 2003.  This decrease is partly due to the
Corporation’s reluctance to match its competitors’
aggressive pricing on money market deposits and certificates of deposit.  Also contributing to the decline in deposits during the first nine months of 2003 was the anticipated maturity and withdrawal of $8.0 million in public funds held by the
Bank.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
(continued)

Shareholders' equity was
$48.9 million on September 30, 2003 compared to $51.2 million on
December 31, 2002. This 4.56% decrease is principally comprised of comprehensive income of $902,000 less cash dividends of $2.6 million and treasury stock purchases of $653,000. Comprehensive income for the nine months ended September 30, 2003 included net income of $3.1 million and an unrealized loss on securities
available for sale of $2.2 million. Book value per common share decreased from $14.82 at December 31, 2002 to $14.23 at September
30, 2003. Excluding the net unrealized gains and losses on
securities available for sale, book value per share would have increased slightly from $13.41 at December 31, 2002 to $13.45 at
September 30, 2003.

RESULTS OF
OPERATIONS

First Nine Months of
2003 as compared to the First Nine Months of
2002

Pre-tax income for the
first nine months of 2003 was $3.9 million compared to $5.8 million for the same period of 2002, representing a 33.26% decrease. The decrease was the result of lower net interest income and higher net operating expense during the first nine months of 2003. Also adding to the disparity in pre-tax income, is a gain of $470,000 on the sale of the Bank’s Murrysville community office that is
reflected in 2002’s financial performance.

Interest income for the
nine months ended September 30, 2003 was $15.0 million, a decrease of 13.32% from interest income of $17.4 million for the nine months ended September 30, 2002. The yield on the loan portfolio for the first nine months of 2003 decreased ninety-two (92) basis points to
6.33%. This decrease was due to the continued low rate environment which resulted in increased loan refinancing activity by existing customers and increased mortgage lending to new customers. The yield on the securities portfolio for the first nine months of 2003 decreased one hundred and three (103) basis points to 5.47%. This yield was negatively impacted by prepayments on mortgage-backed securities. These funds were reinvested into federal funds sold and other lower yielding assets at current market rates. As a result, the yield on total average earning assets for the first nine months of 2003 decreased one hundred (100) basis points to 5.93%. Average earning asset volume rose by $4.6 million, a 1.37% increase from the first nine months of 2002.

Interest expense for the
first nine months of 2003 was $4.9 million, a decrease of 13.94%
from interest expense of $5.7 million for the first nine months of
2002. Interest bearing liability costs declined as deposit balances decreased and deposit products continued to reprice at lower rates upon maturity. The average cost of interest-bearing liabilities for the first nine months of 2003 was 2.46%, a forty-six (46) basis points decrease from the same period in 2002. Average
interest-bearing liabilities volume for the first nine months of
2003 rose by $5.8 million, which represented an increase of 2.22%
from $261.5 million in the same period in 2002.

Net interest income for
the first nine months of 2003 was $10.1 million, a decrease of $1.2 million, or 10.73% from net interest income for the same period in
2002.  Management anticipates that net interest income will
stabilize in the fourth quarter due to the closing on the purchase of $40.0 million in securities during October and an additional
$10.0 million of securities in November.

The Corporation recorded
no provision for loan losses for the nine months ended September
30, 2003 compared to a provision of $298,000 for the nine months ended September 30, 2002. Even though outstanding loans increased by over 12% from December 31, 2002 to September 30, 2003, there was no provision for loan losses due to sustained credit quality in the
Bank’s commercial loan portfolio and higher concentrations in less credit risky residential real estate secured loans.

Non-interest income for
the first nine months of 2003 was $3.0 million, an increase of
$360,462, or 13.73%, from non-interest income for the first nine months of 2002. Excluding income of $470,000 from the sale of the
Bank’s Murrysville community office in 2002, non-interest
income would have increased $830,244 or 38.51%. Of this increase,
$613,000 is attributable to the insurance conversion income
generated by Gooder which the Corporation acquired at the end of
2002. Asset management and trust income for the first nine months of 2003 totaled $513,000, representing a 23.52% increase from the first nine months of 2002. Higher estate fees and income from third party management fees are the primary reasons for this increase.
Service charges on deposit accounts for the first nine months of
2003 were $640,000 from the first nine months of 2002.  Other service charges and fees for the first nine months of 2003 were
$458,000, a decrease of $89,000 from the first nine months of
2002.  This decrease is attributable to lower fees and
commissions collected by the Bank from products and services.
Income from investment in life insurance for the first nine months of 2003 was $420,000 on increase of $97,000 from the first nine months of 2002.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

This increase is the
result of an additional $5.0 million investment in life insurance during the second quarter of 2002. Other income for the first nine months of 2003 was $266,000, an increase of $13,000 from the same period in 2002.  Included in other income for 2003 is a
$55,000 benefit realized from a life insurance policy the
Corporation had on a retired employee. This was offset by $50,000 in credit card merchant income that the Corporation recognized in
2002. The Bank discontinued its merchant program during the first quarter of 2002.

Non-interest expense for
the first nine months of 2003 reached $9.2 million, an increase of
13.09%, or $1.1 million from non-interest expense for the first nine months of 2002. Personnel costs rose by $321,000, or 7.52%
from period to period, as the result of staff added in connection with the Gooder acquisition. Net occupancy costs increased $67,000 or 14.12% during the first nine months of 2003.  Pennsylvania shares tax expense was $373,000, an increase of 9.54% from the prior period. Other expense grew by 25.49%, representing a $653,000 increase.  Increased Professional fees and legal costs related to the conversion of the Bank to a state charter, the Bank’s name change and the formation of the trust company subsidiary combined with the amortization and additional costs associated with the acquisition and operation of Gooder, were the primary reasons for this increase.

Federal income tax for the
first nine months of 2003 was $744,000 compared to $1.5 million for the same period in 2002. The effective tax rates for the first nine months of 2003 and 2002 were 19.27% and 25.28%, respectively. The drop in the effective income tax rate for the first nine months of
2003 is due to a combination of greater tax-free income in
proportion to lower pretax income when compared to a year ago. Net income for the first nine months of 2003 was $3.1 million, a decrease of $1.2 million or 27.89% from net income for the first nine months of 2002.  The annualized return on average assets was 1.12% for the first nine months of 2003 compared to 1.60% for the first nine months of 2002. The annualized return on average equity through September 30, 2003 was 8.40% compared to 12.04%
through September 30, 2002.

Three Months Ended
September 30, 2003 as Compared to the Three Months Ended September
30, 2002

Pre-tax income for the
third quarter of 2003 was $1.0 million, compared to $2.2 million for the same period of 2002, representing a 53.97% decrease.
The decrease was due to the net effect of a decrease in net
interest income for the third quarter of 2003 and the gain from the sale of the Bank’s Murrysville community office recorded in
the third quarter of 2002.

Interest income for the
third quarter of 2003 was $4.7 million, a decrease of 19.93% from interest income of $5.9 million for the third quarter of 2002. The decrease in interest income is the result of lower rates realized on loans and securities. For the third quarter of 2003 the yield on the loan portfolio decreased ninety-five (95) basis points to
6.12%, the yield on the securities portfolio decreased one hundred forty-four (144) basis points to 4.95%, and the yield on total average earning assets decreased one hundred fifteen (115) basis points to 5.61%.

Interest expense during
the third quarter of 2003 was $1.6 million, a decrease of 21.61%
from interest expense of $2.0 million for the third quarter of
2002. The decrease in interest expense was the result of lower deposit volume combined with lower interest rates being paid by the
Bank on deposits during this low interest rate environment. The average cost of interest bearing liabilities for the third quarter of 2003 was 2.37%, a fifty-one (51) basis points decrease from the third quarter of 2002.

Net interest income for
the third quarter of 2003 was $3.1 million, a decrease of $644,000 or 17.01%, from net interest income for the third quarter of
2002.  Net interest income yielded 3.43% of average total
assets compared to 4.08% during the same period a year
ago.

The Corporation recorded
no provision for loan losses during the third quarter of 2003 while
$96,000 was charged to expense in the third quarter of 2002.
There was no provision for loan loss for the same reasons cited above for the nine months ended September 30, 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

Non-interest income for
the third quarter of 2003 was $982,000 a decrease of $257,000 or
20.73% from the third quarter of 2002.  Excluding the $470,000 gain from the sale of the Bank’s Murrysville community office in the third quarter of 2002, non-interest income would have increased $213,000, or 27.70%. Asset management and trust income increased $17,801 in the third quarter of 2003 due to additional managed revenue accounts. Service charges on deposit accounts in the third quarter of 2003 were $237,000, an increase of $50,000 or
26.42%. This increase is principally the result of the
implementation of the Bank’s overdraft privilege program
during the second quarter of 2003. Other service charges and fees declined by 14.94% in the third quarter of 2003 due to a lower volume of fees and commissions collected for products and services provided to the Bank’s customers. Insurance conversion income from Gooder in the third quarter of 2003 was $204,000, a $158,000 increase from insurance conversion income in the third quarter of
2002.  Other income was $129,000, an increase of $36,000 or
38.34% from the prior year. This increase is related to a $55,000 benefit from a life insurance policy the Corporation had on a retired employee.

Non-interest expense for
the third quarter of 2003 was $3.1 million, an increase of $291,000 or 10.33%, from the same period in 2002. Personnel costs rose by
$177,000 to $1.6 million due to additional staffing associated with the Gooder acquisition. Pennsylvania shares tax expense rose
$11,000, an increase of 9.50% from the same period in 2002. Other expense increased $103,000 during the third quarter of 2003, an
11.29% increase from the same period in 2002. Increases in legal and professional fees combined with operating expenses associated with Gooder and the amortization of intangibles related to the Bank branch and Gooder acquisitions in 2002 contributed to this
increase.

Federal income tax for the
third quarter of 2003 was $146,000 compared to $478,000 for the third quarter of 2002. The effective tax rates for the third quarters of 2003 and 2002 were 14.41% and 21.64%, respectively. The decrease in rate from period to period is due to higher tax-free income in relation to lower pretax income for the quarter ended
September 30, 2003. Net income for the third quarter of 2003 was
$870,000, a decline of $860,000, or 49.72%, from net income of $1.7 million for the third quarter of 2002.  The annualized return on average assets was .95% for the three months ended September 30,
2003 compared to 1.82% for the three months ended September 30,
2002. The annualized return on average equity for the third quarter of 2003 was 7.19% compared to 14.02% for the third quarter of
2002.

LIQUIDITY

Liquidity, the measure of
the Corporation's ability to meet the normal cash flow needs of depositors and borrowers in an efficient manner, is generated primarily from the acquisition of deposit funds and the maturity of loans and securities. Part of the decline in deposits from December
31, 2002 to September 30, 2003 can be attributed to a single customer relationship. This relationship had large balances in various deposit accounts that were designated for future
operational expenditures.  Other deposit declines are due, in part, to a pricing structure that was less aggressive than our competitors. Management has since adopted a new rate pricing structure on deposits that should position the Corporation for future deposit growth. Additional liquidity can be provided by the sale of investment securities that amounted to approximately
$125,000,000 with net unrealized gains of $4,039,926 on September
30, 2003.  The Bank is a member of the Federal Home Loan Bank
(FHLB) system. The FHLB provides an additional source of liquidity for long and short-term funding. As of September 30, 2003, the
Corporation had available funding of $135,722,000 at the FHLB.
Additional short-term funding is available to the Corporation through federal funds lines of credit that are established with correspondent banks.

Average interest-bearing
liabilities for the first nine months of 2003 were $267.3 million, an increase of $5.8 million from the same period in 2002. This increase was due principally to the Corporation’s acquisition of $20 million in fixed rate advances, during the third quarter of
2002, reflected for the full nine months of 2003 and only a portion of the first nine months of 2002.

During the third quarter
of 2003, the Bank committed to purchase at discount $50 million of to-be-announced Government National Mortgage Association pass-thru securities. The Bank closed on the purchase of $40 million of this amount during October 2003.  The Bank is scheduled to purchase the remaining $10 million in November 2003. To fund the purchases, the Corporation used federal funds sold and made short-term
borrowings from the FHLB. Management anticipates repaying these amounts borrowed with cashflow from securities and loan payments and deposit growth.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS
AND COMMITMENTS

Commitments to extend
credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other
termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each
customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the Customer upon extension of credit, is based on management's credit
evaluation of the customer or other obligor.  The types of
collateral obtained by the Corporation may include accounts
receivable, inventory, property, plant and equipment and
income-producing commercial properties.

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

As previously mentioned,
the Corporation has commitments to purchase when-issued securities that are scheduled to mature after the date of this Quarterly
Report on Form 10-Q.

The following table
identifies the Corporation’s commitments to extend credit,
obligations under letters of credit and commitments to purchase when-issued securities as of September 30, 2003.

 TOTAL
AMOUNT COMMITTED

 Financial instruments
whose contractual amounts represent credit risk:

Commitments to extend credit

 $35,317,311

Standby letters of credit

 392,289

Financial standby letters of credit

 3,000,205

 Commitments to purchase
when-issued securities

 49,352,126

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

The cumulative gap at the
one-year repricing period was positive in the amount of $42.6 million or 12.85% of total earning assets at September 30, 2003.
This position is less asset-sensitive than the $71.6 million, or
20.48% position at December 31, 2002. The change in our current position from year-end is due to smaller volume in overnight deposits and slower prepayments in Mortgage-backed Securities. An asset or liability is considered to be sensitive if its cashflow characteristics or the interest yield it earns or pays is set to change within a certain time period. When the amount of
interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the
institution’s interest rate spread will widen and earnings
will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will respond favorably to a general decline in interest rates. Although the gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest
income.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY
(continued)

The following table
presents this information as of September 30, 2003 and December 31,
2002 (dollars in thousands):

 September 30, 2003

 0-30
DAYS

 31-90
DAYS

 91-180
DAYS

 181-365
DAYS

 1 - 5
YEARS

 OVER 5
YRS

 Interest-earning
assets:

Securities

 $
6,144

 $  10,564

 $  12,321

 $ 17,146

 $56,964

 $ 16,986

   Federal funds sold
and other deposits with banks

 16,477

 -

 -

 -

 -

 -

   Loans

 20,197

 4,310

 3,420

   10,368

 83,189

 65,449

 Total interest-sensitive
assets

 42,818

 14,874

 15,741

 27,514

 140,153

 82,435

 Interest-bearing
liabilities:

   Certificates of
deposits

 4,917

 6,466

 11,426

 13,621

 37,329

 8,549

   Other
interest-bearing deposits

 -

 4,946

 4,946

 7,028

 46,746

 59,182

   Long-term
borrowings

-

-

-

 5,000

 25,000

 25,000

 Total-interest sensitive
liabilities

 4,917

 11,412

 16,372

 25,649

 109,075

 92,731

 Interest sensitivity
gap

 $
37,901

 $
     3,462

 $     (631)

 $ 1,865

 $
31,078

 $
(10,296)

 Cumulative gap

 $ 37,901

 $
41,363

 $ 40,732

 $ 42,597

 $
73,675

 $ 63,379

 Ratio of cumulative gap to
earning assets

11.44%

 12.48%

12.29%

 12.85%

 22.23%

 19.12%

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

 30.39%

 18.59%

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT QUALITY
RISK

The following table
presents a comparison of loan quality as of September 30, 2003 with that as of September 30, 2002. Non-accrual loans are those for which interest income is recorded only when received and past due loans are those which are contractually past due 90 days or more in respect to interest or principal payments. When a loan is placed on non-accrual status, any unpaid interest is charged against income.
Non-accrual loans remain high due to the general economic slowdown and the Corporation’s implementation of an enhanced loan
assessment program. The assessment program enhances the
Corporation’s ability to identify loans which may be problems or which the borrower may be unable to pay under the terms of the original agreement. The Corporation’s credit quality
continues to improve due to a concentrated effort targeting real estate secured loans in the residential and commercial sectors. On
September 30, 2003, $867,000, or 38.09% of the non-accrual loans were current with payments recognized on a cash basis only. In
November 2003, the Corporation foreclosed on a commercial
real-estate property. This property, a nine-hole golf course, has a carrying value of $805,000 and is included in the non-performing loans as of September 30, 2003.

At September 30

 2003

 2002

 Non-performing
Loans:

       Loans on
non-accrual basis

$2,277,291

$2,493,066

       Past due loans
> 90 days

  -

  4,908

       Renegotiated
loans

       -

  -

Total non-performing loans

2,277,291

2,497,974

 Foreclosed real
estate

464,396

344,049

Total non-performing assets

$2,741,687

$2,842,023

 Loans outstanding at end
of period

$189,673,906

$177,985,200

 Average loans outstanding
(year-to-date)

 $182,027,429

$192,633,725

 Non-performing loans as a
percent of total

       Loans

1.20%

1.40%

 Provision for loan
losses

 $
-

 $
298,030

 Net charge-offs

 $
33,045

 $
97,539

 Net charge-offs as a
percent of average

       Loans

  .02%

..05%

 Provision for loan losses
as a

       percent of net
charge-offs

-

305.55%

 Allowance for loan losses
as a

       percent of average
loans outstanding

1.47%

1.57%

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
and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of September 30, 2003, the Corporation, under
these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 22.84% and 24.09% respectively. The leverage ratio was 12.34%. The capital ratios of the Bank are not materially different than the ratios of the Corporation.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES
(continued)

The table below presents
the Corporation's capital position at September 30, 2003

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

Assets

 Tier I Capital

$ 44,448

22.84

 Tier I Capital
Requirement

7,784

4.00

 Total Equity
Capital

$ 46,883

24.09

 Total Equity Capital
Requirement

15,568

8.00

 Leverage
Capital

$ 44,448

12.34

 Leverage
Requirement

14,408

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

Under the protracted low
interest rate environment in which we are operating, management expects net interest income and net income to remain pressured due to ongoing yield decreases in interest earning assets in
conjunction with more limited decreases in interest bearing
liability costs. The effect of the $50.0 million in securities purchased will provide the Corporation with some short-term net interest income relief. Management is aware that these securities, as with all interest-earning assets, will encounter extension risk in a rising rate environment and prepayment risk in a declining rate environment.

Management regularly
monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s
interest rates and maturities for interest-earning assets and interest-bearing liabilities accepted.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of
Disclosure Controls and Procedures

The Corporation maintains
a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed summarized and reported within the time periods specified in the rules and forms for such filings. Management of the
Corporation, under the direction of the Corporation’s Chief
Executive Officer and Chief Financial Officer, reviewed and
performed an evaluation of the effectiveness of the
Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of
September 30, 2003. Based on that review and evaluation, the Chief
Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the
Corporation by the

ITEM 4.

CONTROLS AND PROCEDURES

Controls and Procedures
(continued)

Exchange Act, was
recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal
Controls

There have been no
significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2003.

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
Certification of the Chief Executive Officer

 31.2

 Rule 13a-14(a)/15d-14(a)
Certification of the Chief Financial Officer

 32.1

 Section 1350 Certification
of the Chief Executive Officer

 32.2

 Section 1350 Certification
of the Chief Financial Officer

b.
Reports on Form 8-K

A Form 8-K was filed on
July 30, 2003 reporting the Corporation’s second quarter
earnings.

A Form 8-K was filed on
September 30, 2003 announcing the formation of a trust company subsidiary, Highview Trust Company.

SIGNATURES

Pursuant to the
requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 COMMERCIAL NATIONAL
FINANCIAL CORPORATION

 (Registrant)

 Dated:  November 13,
2003

 /s/ Louis T.
Steiner

 Louis T. Steiner, Vice
Chairman

 President and Chief
Executive Officer

 Dated:  November 13,
2003

 /s/ Gregg E.
Hunter

 Gregg E. Hunter, Vice
Chairman and

 Chief Financial
Officer