Form 10-K
period 2003-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2004-03-26
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18676

COMMERCIAL NATIONAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1623213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 LIGONIER STREET	15650
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                                    (724) 539-3501

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2 Par Value

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in  Part III of the Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Yes [   ] No [X ]

The aggregate market value of registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, as of June 30, 2003, the last business day

of the registrant’s most recently completed second fiscal quarter.                                                                         $65,648,860

Number of shares of common stock outstanding at March 24, 2004                                                                           3,430,376

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2004 annual meeting of shareholders to be held May 18, 2004 are incorporated by reference into Part III of this Form 10-K. In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II of this Form 10-K.
Commercial National Financial Corporation

Form 10-K

INDEX

Part I

PAGE

PART I

Item 1.  Business

Description of Business

Commercial National Financial Corporation (the “Corporation”) is a Pennsylvania corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and as a financial holding company under the Gramm Leach Bliley Act of 1999 (“GLB”).  Through its subsidiaries the Corporation is engaged in banking, trust and insurance agency operations.

The Bank Subsidiary

The Corporation is owner of 100% of the outstanding shares of common stock of Commercial Bank of Pennsylvania (the “Bank”). The Bank has been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, Pennsylvania, two (2) in Unity Township, Pennsylvania and one (1) each in Ligonier, West Newton, Greensburg, Norwin and Hempfield Township, Pennsylvania. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building that houses the Bank’s downtown Latrobe banking office is the location of the Corporation's and the Bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system.

Each of the banking offices, except for downtown Latrobe and Greensburg, is equipped with 24 hour a day automatic teller machines (ATM).  Bank ATM units are also located on the campuses of Saint Vincent College in Unity Township and the University of Pittsburgh at Greensburg, the terminal of the Westmoreland County Airport in Unity Township, the reception lobby of the Latrobe Area Hospital in Latrobe, and an in-store machine in the Norvelt Open Pantry. A separate freestanding drive-up teller staffed banking facility is attached to the Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

The Bank offers the full range of banking services normally associated with a general commercial banking business. Services include extending credit, providing deposit services, marketing non-deposit investments and offering financial counseling. The ATM system described above is a part of the Cirrus, Honor, Plus and Star networks, which provides the Bank's customers access to an extensive regional and national network. The Bank also has implemented a comprehensive electronic Online Banking system. By using a personal computer with internet access, customers can access their Commercial Bank accounts, perform common banking tasks and pay bills 24 hours a day, seven days a week, 365 days a year.

The Financial Services Subsidiaries

In December 2002, the Corporation completed the acquisition of two insurance agencies, Gooder Agency, Inc., (“Gooder Agency”) and Gooder & Mary, Inc., which owned a 50% interest in Commercial National Insurance Services, thus giving the Corporation full ownership of Commercial National Insurance Services, which is now operated as part of Gooder Agency.  Gooder Agency was acquired as a wholly owned subsidiary of Commercial National Investment Corporation, which has changed its name to Commercial National Insurance Services, Inc (“CNIS”).

Gooder Agency, located in Ligonier, Pennsylvania, is a full service provider of insurance products for individuals and businesses. Gooder Agency represents fifteen national, regional and mutual insurance companies that allows it to provide new and existing customers with products and programs needed at competitive prices.

On October 1, 2003, the Corporation formed a trust company subsidiary and the Bank transferred its trust operations to such subsidiary. This subsidiary, Highview Trust Company (“HTC”), enables the Corporation to offer more investment products to its customers.  HTC provides a full range of trust services to its customers.

Competition

All aspects of the Corporation’s business are highly competitive. The Corporation’s subsidiaries compete with major financial institutions, several national and state banks, thrift institutions, credit unions, mortgage brokers, finance companies, insurance companies, investment companies and mutual funds.

Customers are generally influenced by convenience of location, quality of service, price of services and availability of products. The Corporation believes that its subsidiaries effectively compete with other financial service providers within its market area.

Supervision and Regulation

Introduction

The Corporation, the Bank and its non-banking subsidiaries are subject to extensive regulation by federal and state agencies.  The primary focus of these regulations is for the protection of depositors, federal deposit insurance funds and the banking system, not for the protection of security holders.  Set forth below is a brief description of certain laws which relate to the regulation of the Corporation and its subsidiaries.  The description is not meant to be complete and is qualified by reference to applicable laws and regulations.

Regulatory Agencies

Holding Company.  The Corporation, as a bank holding company and as a financial holding company is subject to regulation by the Federal Reserve Board (FRB), the Securities and Exchange Commission, and the Federal Deposit Insurance Corporation (FDIC).  The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors.  No regulatory restrictions or actions are currently pending against the Corporation.

Subsidiary Bank.  The Bank is subject to regulation and examination primarily by the FDIC and Pennsylvania Department of Banking (the “PDB”) and the FDIC. No regulatory restrictions or actions are currently pending against the Bank.

Financial Services Subsidiaries.  CNIS, a non-banking subsidiary of the Corporation, is a licensed insurance agency and is subject to Pennsylvania laws and regulations of the Pennsylvania Department of Insurance.  HTC, the Corporation’s trust company subsidiary, is regulated by the PDB and FRB.  No regulatory restrictions or actions are currently pending against CNIS or HTC.

Holding Company Activities

GLB permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies".  Financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature". GLB also provides for expansion of the list of permissible activities as necessary for a financial holding company to keep abreast of competitive and technological change. The Corporation was designated a financial holding company in March 2000 by the FRB.

Although it preserved the FRB as the umbrella supervisor of financial holding companies, GLB adopted an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the FRB has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company. In addition, GLB contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct FRB involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

In 2002, the Sarbanes Oxley Act of 2002 (SOX) became law. The goals of this law are to protect investors in publicly traded companies by improving accuracy and reliability of corporate disclosures under the federal securities laws.  Some of the provisions included in SOX govern the services provided by a publicly held entity’s independent auditors and procedures for approving such services, chief executive officer and chief financial officer certifications relating to the public company’s filings under the Securities Exchange Act of 1934 (“Exchange Act”), expedited filings of reports by insiders of their securities transactions and disclosure requirements relating to critical accounting policies and their application.

Capital Requirements

Bank holding companies are required to be in compliance with the FRB’s risk-based capital standards. These standards require that (1) at least 50% of total capital must be “Tier 1 capital”. This consists primarily of common and certain other “core” equity capital; (2) assets and off-balance sheet items must be weighted according to risk; (3) the total capital to risk-weighted asset ratio must be at least 8%; and (4) a minimum 4% leverage ratio of Tier 1 capital to average assets must be maintained. The PDB requires state chartered banks to maintain a 6% leverage capital and 10% risk based capital, defined substantially the same as the federal regulations. The Bank is subject to almost identical capital requirements adopted by the FDIC.

Effects of Governmental Policies

In addition to regulatory requirements, the Corporation and its subsidiary Bank are affected by the national economy and the influence on that economy exerted by governmental bodies through monetary and fiscal policies and their efforts to implement such policies.  In particular, the impact of the open market operations on interest rates, the establishment of reserve requirements and the setting of the discount rate will continue to affect business volumes and earnings. The exact nature or the full extent of this impact is almost impossible to predict; however, management continues to monitor these activities on a regular basis and seeks to modify its policies and procedures accordingly.

Employees

As of December 31, 2003, the Corporation, the Bank and other subsidiaries of the Corporation had a total of 151 full-time-equivalent employees.

Executive Officers of the Corporation

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name

	Age	Present and Previous Positions

Gregg E. Hunter	45	Vice chairman, president and chief executive officer (February 2004 -
		present), Vice chairman and chief financial officer
		(December 1995 to January 2004)

Ryan M. Glista	36	Senior vice president and chief financial officer (February 2004 -
		present), Vice president/comptroller (December 1997
		to January 2004), assistant vice president/
		controller (December 1995 to November 1997)

Wendy S. Schmucker	35	Secretary/treasurer and senior vice president, division manager
		corporate administration (February 2004 – present) Secretary/treasurer
		and vice president, manager corporate administration (November
		1997 to January 2004)

Susan R. Skoloda	29	Vice president, corporate controls and community relations officer
		(March 2004 to present); assistant vice president (April 2001 to
		February 2004); assistant secretary/treasurer (April 1998 to present)

Item 2.  Properties

All of the Corporation’s facilities are owned with the exception of the Lincoln Road banking office and adjacent drive-up facility, the Norwin Hills banking office and the facility that houses Gooder Agency, which are leased. The lease agreement for the Gooder Agency property gives the Corporation a right of first refusal to purchase the property in the event it is available for sale. All of the properties are used in their entirety for banking and insurance agency purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the Corporation and its subsidiaries. The locations of the Corporation’s real properties can be found in the Annual Report to Shareholders.

Item 3.  Legal Proceedings

Other than proceedings that occur in the normal conduct of business, there are no legal proceedings to which either the Corporation or the subsidiaries is a party that will have any material effect on the financial position of the Corporation or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Corporation’s security holders during the last quarter of its fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information appearing in the Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the Annual Report) in the section titled “Common Stock Information” is incorporated herein by reference in response to this item.  As of March 24, 2004 there were 512 shareholders of record of the Corporation's common stock. The number of beneficial shareholders is approximately 864.

We have historically paid quarterly dividends on our common stock and currently intend to continue to do so in the foreseeable future. Our ability to pay dividends depends on a number of factors, however, including restrictions on the ability of the Corporation to pay dividends under federal laws and regulations, and as a result there can be no assurance that dividends will be paid in the future

Item 6. Selected Financial Data

Information appearing in the Annual Report in the section titled “Selected Financial Data” is incorporated herein by reference.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation

Information appearing in the Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” is incorporated herein by reference.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the Annual Report on in the section titled “Interest Sensitivity and Market Risk” is incorporated herein by reference.

Item 8.            Financial Statements and Supplementary Data

The Corporation’s consolidated financial statements, the notes thereto and the report of the independent certified public accountants of the Annual Report and are incorporated herein by reference.  In addition, a quarterly summary of financial data is in the section titled “Quarterly Summary of Financial Data” of the Annual Report and is incorporated herein by reference.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The Corporation carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2003 (the “Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the applicable time period.

Changes in Internal Controls

There has not been any significant change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.  There were no significant deficiencies or material weakness identified in the internal control over financial reporting, and therefore no corrective actions were taken.

PART III

Item 10.         Directors and Executive Officers of the Registrant

Information concerning (i) directors, appearing under the captions “Election of Directors” and “Director’s Meetings and Committees” in the Corporation’s Proxy Statement, related to the Annual Meeting of Shareholders to be held May 18, 2004 (the “Proxy Statement”) (ii) information concerning executive officers, appearing under the caption “Executive Officers of the Company” in Part I of this Form 10-K, and (iii) information contained under the section “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement, are incorporated herein by reference to this Item 10.

The Corporation has adopted a Code of Ethics for Senior Financial Officers which is applicable to the Corporation’s principal executive officer and principal financial and accounting officer. A copy of such Code of Ethics has been filed as an exhibit to this Form 10-K.

Item 11.         Executive Compensation

The information contained in:  (i) the section titled “Executive Officer’s Compensation” in the Proxy Statement, with respect to executive compensation, (ii) the section titled “Compensation of Directors” in the Proxy Statement, with respect to director compensation, (iii) the information contained in the section titled “Executive Compensation Committee Report” in the Proxy Statement, (iv) the information contained in the section titled “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, and (v) the information contained in the section titled “Performance Graph,” in the Proxy Statement, with respect to shareholder returns, are incorporated hereby by reference to this Item 11.  The stock performance graph and the Compensation Committee Report shall not be deemed to be “filed.”

Item 12.         Security Ownership of Certain Beneficial Owners and Management

The information contained in the sections titled “Beneficial Ownership of Common Stock” and “Beneficial Ownership by Officers, Directors and Nominees” in the Proxy Statement is incorporated herein by reference to this Item 12.

The following table provides information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	____	____	________
Equity compensation plans not approved by security holders(1)	-	-	-
Total	-	-	-

(1) A Directors Call Program was established by the Bank in 2002 as an opportunity for directors to earn shares of common stock of the Corporation. Directors are awarded shares of common stock based on the number and type of referrals given to the Bank to increase its business volumes. The program is open to independent directors only. The following two directors were awarded shares of common stock under the program in 2003: John T. Babilya, one share; George V. Welty, seven shares.

Item 13.         Certain Relationships and Related Transactions

The information contained in the section titled “Transactions with Directors, Nominees, Officers and Associates” in the Proxy Statement is incorporated herein by reference to this Item 13.

Item 14.          Principal Accountant Fees and Services

The information contained in the section titled “Auditor and Audit Fees” in the Proxy Statement is incorporated by reference to this Item 14.

PART IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The consolidated financial statements and exhibits listed below are filed as part of this report.  Financial statement schedules are omitted as they are not applicable.

(1)   The Corporation’s consolidated financial statements, the notes thereto and the report of the independent public accountants of the Annual Report and are incorporated herein by reference.

Page Number or
Exhibit		Incorporated by
Number

Description

Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the special meeting of
shareholders held
September 18, 1990

3.4	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the meeting of
shareholders held on
April 15, 1997

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the Quarter ended September 30, 2003

10.2	Employment agreement between Louis T. Steiner and Commercial Bank of Pennsylvania	Exhibit 10.2 to Form 10-Q for the Quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Filed herewith

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2003	Filed herewith

14	Code of Ethics for Senior Financial Officers	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

  Reports on Form 8-K

A Report on Form 8-K was filed on October 1, 2003 announcing the creation of a state-chartered trust company subsidiary, Highview Trust Company.

A Report on Form 8-K was filed on October 30, 2003 reporting the Corporation’s earnings release for the quarter ending September 30, 2003.

A Report on Form 8-K was filed on November 3, 2003 announcing growth expectations for 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY

DATE

/s/ George V. Welty	March 16, 2004
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	March 16, 2004
Gregg E. Hunter, Vice Chairman of the Board, Director, Chief Executive Officer (principal executive officer)
/s/ Ryan M. Glista	March 16, 2004
Ryan M. Glista, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Wendy S. Schmucker	March 16, 2004
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 16, 2004
John T. Babilya, Director
/s/ George A. Conti, Jr.	March 16, 2004
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 16, 2004
Richmond H. Ferguson, Director
/s/ Dorothy S. Hunter	March 16, 2004
Dorothy S. Hunter, Director
/s/ Frank E. Jobe	March 16, 2004
Frank E. Jobe, Director
March 16, 2004
Roy M. Landers, Director
/s/ John C. McClatchey	March 16, 2004
John C. McClatchey, Director
/s/ Joseph A. Mosso	March 16, 2004
Joseph A. Mosso, Director
/s/ Joedda M. Sampson	March 16, 2004
Joedda M. Sampson, Director

/s/ Debra L. Spatola	March 16, 2004
Debra L. Spatola, Director
/s/ C. Edward Wible	March 16, 2004
C. Edward Wible, Director

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 21  -  Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial Bank of Pennsylvania	Pennsylvania

Commercial National Insurance Services, Inc.	Pennsylvania

Gooder Agency, Inc.	Pennsylvania

Highview Trust Company	Pennsylvania

The Corporation will provide without charge to any shareholder a copy of its 2003 annual report on form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION

STOCK TRANSFER DEPARTMENT

P.O. BOX 429

LATROBE, PA  15650

Quarterly Summary of Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2003 and December 31, 2002 are as follows:

	(Dollars in Thousands, Except per Share Amounts)
	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 5,313	$ 5,028	$ 4,703	$ 4,751
Interest expense	1,717	1,650	1,562	1,596
Net interest income	3,596	3,378	3,141	3,155
Provision for loan losses	-	-	-	39

Net interest income after
provision for loan losses	3,596	3,378	3,141	3,116

Other income (including security
transactions)	906	1,070	982	1,031

Other expenses	3,037	3,068	3,107	3,235

Income before income taxes	1,465	1,380	1,016	912
Income tax expense	322	275	146	94
Net income	$ 1,143	$ 1,105	$ 870	$ 818
Earnings per share, basic	$ ..33	$ ..32	$ ..25	$ ..24

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 5,782	$ 5,701	$ 5,874	$ 5,586
Interest expense	1,802	1,933	1,993	1,847
Net interest income	3,980	3,768	3,881	3,739
Provision for loan losses	39	163	96	-

Net interest income after
provision for loan losses	3,941	3,605	3,785	3,739

Other income (including security
transactions)	688	672	1,228	745

Other expenses	2,697	2,630	2,805	3,054

Income before income taxes	1,932	1,647	2,208	1,430
Income tax expense	536	449	478	410
Net income	$ 1,396	$ 1,198	$ 1,730	$ 1,020
Earnings per share, basic	$ ..41	$ ..35	$ ..50	$ ..30

Common Stock Information

The following table sets forth the high and low sales prices for the common stock, as reported by The Nasdaq Stock Market, Inc., and the cash dividends declared per share on the common stock for the periods indicated.

			Cash Dividends

High

Low

Per Share

2003
First Quarter	$ 27.00	$ 21.31	$ ..25
Second Quarter	34.19	25.25	..25
Third Quarter	26.18	23.01	..25
Fourth Quarter	26.51	23.10	..25

2002
First Quarter	$ 18.75	$ 16.65	$ ..25
Second Quarter	22.00	18.05	..25
Third Quarter	23.37	20.35	..25
Fourth Quarter	24.10	21.00	..25

Commercial National Financial Corporation common stock is traded on The Nasdaq National Market under the trading symbol “CNAF” with an additional descriptive listing of “CmclNat.”

Selected Financial Data

The following financial information is not covered by the auditor's report and must be read in conjunction with the consolidated financial statements and related notes along with management's discussion and analysis of financial condition and results of operations.

	Years Ended December 31, (Dollars in Thousands, Except per Share Data)

	2003	2002	2001	2000	1999

Total interest income	$ 19,795	$ 22,943	$ 24,399	$ 26,056	$ 24,303

Total interest expense	6,525	7,575	9,716	11,705	10,013

Net interest income	13,270	15,368	14,683	14,351	14,290
Provision for loan losses	39	298	540	1,176	3,290

Net interest income after
provision for loan losses	13,231	15,070	14,143	13,175	11,000

Other operating income	3,989	3,333	2,555	2,305	1,936
Other operating expenses	12,447	11,186	10,094	9,429	9,245

Income before income taxes	4,773	7,217	6,604	6,051	3,691
Income tax expense	837	1,873	1,699	1,419	487

Net income	$ 3,936	$ 5,344	$ 4,905	$ 4,632	$ 3,204

Per Share Data
Net income	$ 1.14	$ 1.56	$ 1.43	$ 1.32	$ ..90
Dividends declared	$ 1.00	$ 1.00	$ ..76	$ ..68	$ ..60
Average shares outstanding	3,441,556	3,425,858	3,432,389	3,511,603	3,578,894

At End of Period
Total assets	$ 385,028	$ 380,338	$ 343,029	$ 329,865	$ 355,298
Securities	168,685	148,344	119,396	104,703	124,743
Loans and leases, net of unearned
income	187,382	169,030	202,335	207,022	204,839
Allowance for loan losses	2,462	2,707	2,814	2,737	1,919
Deposits	259,216	270,025	254,986	266,611	272,947
Long-term borrowings	55,000	55,000	35,000	10,000	25,000
Shareholders' equity	49,912	51,205	45,970	43,137	39,404

Key Ratios
Return on average assets	1.05%	1.46%	1.43%	1.32%	.95%
Return on average equity	7.73	11.02	10.90	11.21	7.50
Net loans-to-deposit ratio	71.34	61.59	78.25	78.00	74.34
Dividend payout ratio (dividends
declared divided by net income)	87.45	64.07	53.16	51.46	66.98
Equity-to-assets ratio (average
equity divided by average total assets)	13.63	13.27	13.12	11.82	12.68

Management’s Discussion and Analysis

of

Financial Condition and Results of Operations

Safe Harbor Statement

Forward-looking statements (statements which are not historical facts) in this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on information currently available to Commercial National Financial Corporation (the Corporation), and the Corporation assumes no obligation to update these statements as circumstances change. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including changes in general economic and financial market conditions, unforeseen credit problems, and the Corporation’s ability to execute its business plans. The actual results of future events could differ materially from those stated in any forward-looking statements herein.

Critical Accounting Policies

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

In determining the allowance for loan losses, management makes significant estimates. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, its borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Overview

The purpose of this discussion and the accompanying financial data is to provide aid in understanding and evaluating the financial condition and results of operations of the Corporation for the years ended December 31, 2003, 2002 and 2001. This information should be read in conjunction with the consolidated financial statements and related footnotes for the years under review.

The Corporation is a financial holding company with wholly-owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), Commercial National Insurance Services, Inc. (CNIS) and Highview Trust Company (HTC).

All material intercompany transactions have been eliminated in consolidation.

The Corporation reported net income of $3.9 million or $1.14 per share for the year ended 2003 compared to $5.3 million or $1.56 per share for the year ended 2002. The Corporation’s return on average assets for 2003 and 2002 were 1.05% and 1.46%, respectively. Return on average equity for the same two periods were 7.73% and 11.02%, respectively.

The decrease in net income was due to higher net operating expense and a decline in net interest income. A more detailed discussion of the net interest income decline is included below under the heading Net Interest Income.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is calculated by what is earned on interest-earning assets less interest paid on interest-bearing liabilities. For the years ended 2003 and 2002, net interest income was $13.3 and $15.4 million, respectively. The related tax-equivalent net interest margin for these two years was 4.19% and 4.81%, respectively. The decline in the margin is mostly due to the decrease in yield earned on interest-earning assets. Other factors that can affect the Corporation’s operating results are activity in the loan loss provision and components of non-interest income and non-interest expense.

The year 2003 marked some changes with the Corporation’s subsidiaries. In July, the Corporation’s banking subsidiary changed from a national to a state banking charter. This change will allow the Bank to compete on a more equal basis with most of its local competition and reduce semi-annual regulatory assessments. In October, the Corporation formed HTC as a state-chartered trust company subsidiary, and then transferred the Bank’s trust operations to HTC. The creation of this new subsidiary was intended to enable each of the Corporation’s subsidiaries to offer customers a more concentrated focus in its particular financial services sector (banking, insurance and trust).

With its recent changes in management, the Corporation now intends to focus on Bank operations and growing the Corporation through traditional loans and deposits supplemented by offering trust products to customers in its marketplace. Management anticipates continued pressure on net interest income. Loans and deposits will continue to be competitively priced by the Corporation with the intention of acquiring profitable market share. Operating expenses will be scrutinized more closely for the purpose of offsetting a potential decline in net interest income.

Total assets of the Corporation were $385.0 million on December 31, 2003 compared to $380.3 million on December 31, 2002. Increases in investments and loans offset the decrease in cash and interest bearing deposit accounts (IBDs). The decline in IBDs provided the necessary funding for investment and loan growth.

Financial Condition

The Corporation’s total assets at December 31, 2003 increased $4.7 million, or 1.23% since the end of 2002. The increases were primarily in securities and loans. These increases were offset by decreases in cash and IBDs.

The loan portfolio is comprised mostly of residential and commercial real-estate secured loans. These loans consist of residential mortgages, commercial mortgages and home equity term and lines of credit. Additionally, the loan portfolio includes commercial, tax-free and other consumer loans.

The total loan portfolio increased $18.4 million in 2003 over the total of $169.0 million at the end of 2002. This increase was due largely to a residential loan promotion that commenced during the fourth quarter of 2002.  This promotion resulted in an increase of $20.2 million in residential mortgage loans. Total commercial and commercial mortgage loans decreased $1.5 million due to the lingering effects of the sluggish economy in the Corporation’s market area.

Total investment securities increased $20.3 million during 2003. All of the Corporation’s securities are held as available for sale. These securities consist of mortgage-backed securities, tax-free municipal bonds, U.S. government agency securities, Federal Home Loan Bank stock and individual bank stocks. Depending upon market fluctuations or other circumstances that may arise, such as changes in prepayment rates, the Corporation may sell securities for asset/liability management and liquidity purposes.

At December 31, 2003, total deposits decreased $10.8 million from December 31, 2002 to $259.2 million. This decrease is partly due to the Corporation’s reluctance to match competitor pricing of money market and certificate of deposit accounts. In an effort to mitigate this decline in deposits, the Corporation elected, in October 2003 to offer competitive certificate of deposit rates to attract more deposits. To that end, the Corporation experienced deposit growth of $1.9 million in the fourth quarter of 2003.

Total short-term borrowings increased $17.5 million in 2003. The additional short-term borrowings consisted of $15.0 million in a 30 day advance from the Federal Home Loan Bank (FHLB) and $2.5 million in federal funds purchased. These borrowings funded purchases of securities during the fourth quarter of 2003. The Corporation’s intent is to reduce its short-term borrowings over time with monthly cash flow from securities and loan payments.

Long-term borrowings were $55.0 million at year-end 2003 and unchanged from year-end 2002. These borrowings include fixed and convertible rate advances from the FHLB. For more detail on these borrowings, see Note 11 to the Notes to Consolidated Financial Statements.

Shareholders’ equity was $49.9 million on December 31, 2003 compared to $51.2 million on December 31, 2002, a decrease of $1.3 million. The change in shareholders’ equity consists of net income of $3.9 million being offset by unrealized losses in securities of $1.1 million, dividends declared of $3.4 million and treasury stock purchases of $0.7 million.  Book value per common share at year-end 2003 decreased by 1.9% to $14.55 from $14.82 at year-end 2002.

Results of Operations

Net income decreased $1.4 million, or 26%, to $3.9 million for the year ended December 31, 2003 from $5.3 million for the year ended December 31, 2002. The decrease reflects a decline in net interest income of $2.1 million and higher operating expenses of $1.3 million. Partially offsetting these two factors was an increase in other operating income of $656,000.

Net income increased $439,000, or 9%, to $5.3 million for the year ended December 31, 2002 from $4.9 million for the year ended December 31, 2001. The increase in net income for 2002 was due to higher other operating income, which included a gain of $470,000 on the sale of the Bank’s Murrysville community office in September 2002.

Net Interest Income

In 2003, interest income was $19.8 million compared to $22.9 million in 2002, a decrease of $3.1 million.  Part of this decrease was due to the Corporation’s inability to increase interest income from loans even though total loans grew by more than 10% in 2003. This was the direct result of lower interest rates at which the new loans were added to the balance sheet.

The low loan interest rate environment also impacted investment income as nationwide refinancing activity produced heavy prepayments on the Corporation’s mortgage backed securities portfolio. The Corporation reinvested the proceeds of these prepayments into lower yielding investments, which included federal funds sold and municipal and mortgage-backed securities.

For 2003, total deposits declined by $10.8 million to $259.2 million from $270.0 million at the end of 2002. This decline, combined with lower interest rates, resulted in a $1.0 million decrease in interest expense for 2003.

As a result of these factors, net interest income in 2003 was $13.3 million compared to $15.4 million in 2002, a decrease of $2.1 million.

In 2002, net interest income was $15.4 million compared to $14.7 million in 2001. The increase was attributable to a $2.1 million decrease in interest expense, which more than offset a $1.4 million decrease in interest income. This was due to the Corporation’s ability to reprice liabilities at a faster rate than assets.

The following table displays the Corporation’s average balance sheet, annual interest earned and paid, and annual yields on interest earning assets and interest-bearing liabilities for 2003, 2002 and 2001.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

Financial Comparisons
Consolidated Average Balance Sheet, Interest Income/Expense and Rates
(Dollars in Thousands)

	2003			2002			2001
		Interest			Interest			Interest
	Average	Income/	Yield or	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)	Balance	Expense	Rate (a)
Interest-earning assets
Loans (b)(c) net of unearned income	$ 183,628	$ 11,390	6.36%	$ 187,428	$ 13,533	7.38%	$ 206,681	$ 16,665	8.23%
Taxable securities	108,162	6,835	6.32	111,966	8,130	7.26	80,777	6,161	7.63
Non-taxable securities	34,611	1,400	6.13	21,063	1,058	7.61	18,077	924	7.75
Interest-bearing deposits with banks	2,172	41	1.89	5,278	49	0.93	9,592	364	3.79
Federal funds sold	12,330	129	1.05	11,147	173	1.55	6,613	285	4.31
Total earning assets	340,903	19,795	6.10	336,882	22,943	7.06	321,740	24,399	7.84

Non-interest-earning assets
Cash	7,879			8,007			7,695
Allowance for loan losses	(2,685)			(2,879)			(2,671)
Other assets	27,399			23,394			16,044
Total non-interest- earning assets	32,593			28,522			21,068

Total assets	$ 373,496			$ 365,404			$ 342,808

Liabilities and Shareholders’ Equity
Interest-bearing deposits
NOW accounts	$ 24,151	35	0.14	$ 22,952	99	0.43	$ 20,480	140	0.68
Money market accounts	43,948	327	0.74	46,793	717	1.53	38,500	1,154	3.00
Savings deposits	56,200	412	0.73	55,369	801	1.45	46,003	1,101	2.39
Time deposits	86,059	2,789	3.24	89,490	3,381	3.78	108,841	5,670	5.21
Short-term borrowings	3,976	49	1.23	1,496	30	1.98	2,917	95	3.27
Long-term borrowings	55,000	2,913	5.29	48,602	2,547	5.24	30,384	1,556	5.12

Total interest-bearing liabilities	269,334	6,525	2.42	264,702	7,575	2.86	247,125	9,716	3.93

Non-interest-bearing deposits	49,584			48,579			47,412
Other liabilities	3,656			3,647			3,283
Shareholders' equity	50,922			48,476			44,988
Total non-interest bearing funding
sources	104,162			100,702			95,683

Total liabilities and
shareholders' equity	$ 373,496			$ 365,404 $342,807,943			$ 342,808

Net interest income and net
yield on interest earning assets		$ 13,270	4.19%		$ 15,368	4.81%		$ 14,683 $14,350,887	4.82%

(a)  Yields on interest earning assets have been computed on a tax-equivalent basis using the 34% federal income tax statutory rate.
(b)  Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest earning assets.
(c)  Loan income includes net loan fees/costs.

The following table illustrates the impact and interaction of rate and volume changes for the years under review:

Analysis of Year-to-Year Changes in Net Interest Income

(Dollars in Thousands)

	2003 Change from 2002			2002 Change from 2001
	Total	Change Due	Change Due	Total	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate to Volume to Rate

Interest-earning assets
Loans net of unearned income	$ (2,143)	$ (274)	$ (1,869)	$ (3,132)	$ (1,552)	$ (1,580)
Securities
Taxable	(1,295)	(276)	(1,019)	1,969	2,379	(410)
Non-taxable	342	681	(339)	134	154	(20)
Interest-bearing deposits with banks	(8)	(29)	21	(315)	(164)	(151)
Federal funds sold	(44)	18	(62)	(112)	195	(307)

Total interest income	(3,148)	120	(3,268)	(1,456)	1,012	(2,468)

Interest-bearing liabilities
Deposits	(1,435)	(99)	(1,336)	(3,067)	30	(3,097)
Short-term borrowings	19	50	(31)	(65)	(46)	(19)
Long-term borrowings	366	341	25	991	932	59

Total interest expense	(1,050)	292	(1,342)	(2,141)	916	(3,057)

Net interest income	$ (2,098)	$ (172)	$ (1,926)	$ 685	$ 96	$ 589

Other Operating Income and Expense

Total other operating income for 2003 was $4.0 million, an increase of $700,000 from $3.3 million in 2002. Of this increase, $841,000 is attributable to gross revenue generated by the Corporation’s wholly owned insurance agency subsidiary, Gooder Agency, which the Corporation acquired at the end of 2002. In 2003, trust income increased $169,000 over 2002 due to higher estate fees and income from third party management fees. Income from service charges on deposit accounts increased $148,000 in 2003, due mostly to fees generated from overdrafts. Other income increased $88,000 in 2003, of which $55,000 was realized from a life insurance policy. Other service charges and fees decreased $99,000 in 2003. This decrease is the result of lower fees collected by the Bank on customer product and service offerings. In 2002, the Corporation realized a gain of $470,000 on the sale of a branch office.

Total other operating income for 2002 was $3.3 million, an increase of $620,000 from $2.6 million in 2001. The increase included a gain of $470,000 from the sale of one of the Bank’s branch offices. This branch, located in Murrysville, Pennsylvania, failed to reach management’s performance expectations and was no longer within the geographic scope of the Corporation’s long-range plan. Income from bank-owned life insuranceincreased $85,000 due to an additional investment of $5.0 million during 2002. Asset management and trust income during 2002 was $541,000, which represented an increase of $84,000 over 2001. Service charges on deposit accounts declined $41,000 to $737,000 for 2002. Lower fees collected from overdrawn accounts contributed to this revenue decrease. Other service charges and fees decreased by $59,000 from 2001’s level of $750,000.  The reasons for this decrease were lower volumes of fees and commissions collected from various loan and deposit product offerings by the Corporation.

Total other operating expense increased $1.2 million to $12.4 million for 2003 compared to $11.2 million in 2002. Personnel expense increased $566,000 or 10% in 2003. Factors contributing to this increase were the Gooder Agency acquisition, wage increases, higher health insurance premiums and payroll taxes. Net occupancy expense increased by $90,000 in 2003 due to increased depreciation of check imaging equipment and rental expense from the addition of the Norwin and Gooder Agency offices for full year 2003. Other expenses increased $834,000 in 2003 to $3.5 million. Amortization of intangible assets and expenses associated with the acquisition and operation of Gooder Agency were the primary reasons for this increase

Total other operating expense increased $1.1 million to $11.2 million for 2002 compared to $10.1 million in 2001. Personnel expense increased only 3% or $162,000 in 2002. Legal and professional costs increased $239,000 in 2002. This increase is mainly due to the work involved with the branch acquisition, branch divestiture, Gooder Agency acquisition and the continued collection efforts relating to a previously charged-off loan.

Other expense increased by $611,000 to $2.7 million. Increases in advertising, ATM/debit cards, stationary and printing, employee training and other real estate expenses along with the deposit premium amortization expense relating to the newly acquired branch office led to this increase in other expenses.

Income tax expense was $837,000 in 2003, $1,873,000 in 2002 and $1,699,000 in 2001. The effective tax rate in those years was 17.54%, 25.95% and 25.73%, respectively. The effective tax rate for 2003 decreased due to higher tax-free income in relation to lower taxable income when compared to 2002. Due to the reasons stated above, the Corporation is now in an alternative minimum tax position. Management is attempting to rectify this position by reducing tax-free income while increasing taxable income during 2004.

Liquidity and Capital Resources

Liquidity measurements evaluate the Corporation’s ability to meet the cash-flow needs of its depositors and borrowers. The most desirable source of liquidity is deposit growth. Additional liquidity is provided by the maturity of investments in loans and securities and the principal and interest received from those earning assets. Another source of liquidity is represented by the Corporation’s ability to sell both loans and available-for-sale securities. The Bank is a member of the FHLB system. The FHLB provides an additional source for liquidity for long- and short-term funding. Additional sources of funding from financial institutions have been established for short-term funding needs.

As of December 31, 2003, the Corporation had available funding of approximately $105.0 million at the FHLB with an additional $30.0 million of short-term funding available through federal funds lines of credit.

Cash flows from operating activities in 2003 decreased by $1.4 million to $3.4 million, from $4.8 million in 2002. The decrease is due to the decline in net income in 2003 when compared to 2002.

Cash flows used for investing activities totaled $27.3 million in 2003 compared to cash used in 2002 of $11.2 million. Increases in net loans to customers and net securities purchases in 2003 were offset by a decrease in federal funds sold and an increase in securities prepayments.

Cash flows from financing activities decreased $24.6 million in 2003 due mostly to no issuance of long-term debt in 2003. An increase in short-term borrowings offset by a decrease in total deposits made up the remaining difference in financing activity.

In the first quarter of 2004, the Corporation repositioned the investment portfolio to address its alternative minimum tax position.

Aggregate Contractual Obligations

The following table presents contractual obligation payments due by specific time periods:

	(Dollars in thousands)
	< 1 year	1 – 3 years	3 – 5 years	> 5 years	Total

Long-term debt	$ -	$10,000	$ -	$45,000	$55,000

Capital lease obligations	$ 49	$ 61	$ -	$ -	$ 110

Operating lease obligations	$119	$ 139	$58	$ 228	$ 544

Off-Balance Sheet Arrangements

The Corporation has outstanding commitments to fund loans that are made in the normal course of business. At December 31, 2003, the commitments stood at $34.2 million.

The Corporation’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party.  Unused commitments at December 31, 2003 were $34.8 million.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Time deposits of $100,000 or more at December 31, 2003 are as follows:

	Amount	Percent
Remaining maturity:

3 months or less	$ 4,127	19%
Over 3 through 6 months	616	3
Over 6 months through 12 months	1,213	6
Over 12 months	15,152	72

Total	$ 21,108	100%

The following table shows final loan maturities excluding consumer installment and mortgage loans and before unearned income at December 31, 2003 (in thousands):

	Within	One-Five	After
	One Year	Years	Five Years

Total

Commercial and industrial	$ 4,422	$ 5,773	$ 3,735	$ 13,930
Real estate-construction	1,108	-	-	1,108
Other	2,584 *	714	9,503	12,801

Totals	$ 8,114	$ 6,487	$ 13,238	$ 27,839

Loans at fixed interest rates		$ 3,845	$ 13,138
Loans at variable interest rates		2,642	100

		$ 6,487	$ 13,238

   *    Includes $1.0 million Pennsylvania Higher Education Assistance Agency loans with no fixed maturity date.

The following tables present a five-year summary of loan classifications and the maturity distribution of securities at December 31, 2003.

Loans by Classification at December 31,
(Dollars in Thousands)

	2003		2002		2001		2000		1999
Cent Amount Cent Amount Cent Amount Cent Amount Cent

Commercial	$ 14,802	8%	$ 12,725	7%	$ 17,251	9%	$ 25,802	12%	$ 23,069	11%
Real estate - commercial	51,006	27	54,618	32	71,699	35	66,052	32	59,387	29
Real estate - construction	1,108	1	976	1	1,629	1	2,381	1	4,276	2
Real estate - other	106,121	57	86,048	51	95,796	47	100,347	48	99,770	49
Consumer - installment	1,405	1	1,922	1	2,486	1	3,434	2	4,396	2
Municipal	10,622	5	10,078	6	10,990	6	7,114	4	4,290	2
Other	2,179	1	2,635	2	2,555	1	2,892	1	9,772	5

Total loans	187,243	100%	169,002	100%	202,406	100%	208,022	100%	204,960	100%

Net unamortized
costs/(fees)	139		28		(71)		(65)		(121)

Total loans, net of
costs/(fees)	$187,382		$169,030		$202,335		$207,957		$204,839

Maturity Distribution of Securities at December 31, 2003
(In Thousands)

		State and		Total	Weighted
	U.S. Govt.	Political	Other	Amortized	Average
	Agencies & Corp.	Subdivisions (1)	Securities	Cost	Yield

Within 1 year	$ 3,037	$ 1,384	$ -	$ 4,421	2.44%
After 1 but within 5 years	8,588	10,642	-	19,230	3.27
After 5 but within 10 years	-	9,927	-	9,927	5.76
After 10 years	101,970	22,318	-	124,288	6.10
Equity securities and
restricted bank stock	-	-	5,144	5,144	2.17

	$113,595	$44,271	$5,144	$163,010	5.52%

(1) Yield on tax-exempt obligations has been computed on a fully tax-equivalent basis (using statutory federal income tax rate of 34%)

Included in U.S. Government Agencies are mortgage-backed securities. These securities carry an amortized cost of $102.0 million and mature based upon their estimated contractual maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay with or without prepayment penalties.

Interest Sensitivity and Market Risk

The Corporation’s market risk is primarily interest rate risk. Interest rate risk arises due to timing differences between interest sensitive assets and liabilities. Management monitors its interest sensitivity position with the intent on structuring the balance sheet so that movements of interest rates on assets and liabilities produce a relatively constant net interest margin. The Corporation’s interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This Committee establishes policies for monitoring and coordinating the Corporation’s sources, uses and pricing of funds.

The following table lists the amounts and ratio of assets and liabilities subject to change as of December 31, 2003.

Interest Sensitivity Analysis (In Thousands)

	0-30 Days		31-90 Days	91-180 Days	181-365 Days	1-5 Years	Over 5 Years
Interest-earning assets
Securities	$ 2,933		$ 5,405	$ 7,397	$ 15,712	$ 75,031	$ 51,387
Federal funds sold and
other deposits with banks	764		-	-	-	-	-
Loans	23,548		3,386	4,549	11,469	80,961	60,614
Total interest-sensitive
assets	27,245		8,791	11,946	27,181	155,992	112,001

Interest-bearing liabilities
Certificates of deposit	5,476		8,817	9,321	12,242	38,863	13,591
Other interest-bearing liabilities	-		4,752	4,752	6,776	23,550	33,360
Other term borrowings	17,450	-	5,000	-	-	25,000	25,000
Total interest-sensitive
liabilities	22,926		18,569	14,073	19,018	87,413	71,951

Interest sensitivity gap	$ 4,319		$ (9,778)	$ (2,127)	$ 8,163	$ 68,579	$ 40,050

Cumulative gap	$ 4,319		$ (5,459)	$ (7,586)	$ 577	$ 69,156	$ 109,206

Ratio of cumulative gap to
earning assets	1.26%		(1.59)%	(2.21)%	0.17%	20.15%	31.82%

Loan and security assumptions are based upon contractual maturity and prepayment estimates. Included in interest-bearing liabilities are savings, money market and interest-bearing transaction accounts. These accounts are subject to immediate withdrawal. However, based upon historical performance, management considers a certain portion of the accounts to be stable core deposits.

Although useful, there are certain deficiencies in this static gap model. Assets and liabilities are subject to competitive pressures throughout the Corporations’ market area. Additionally, the timing and degree of repricing on assets and liabilities may vary significantly as interest rates change. As a result of these deficiencies, the Corporation supplements this analysis with computer simulations that project the impact of changing interest rates on earnings.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to more accurately project the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that are subject to continual refinement. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The Corporation has established the following guidelines as acceptable ranges for interest rate risk:

During a +/- 200 basis point parallel shift in interest rates, net interest income may not change by more than 20% for a twelve month period.

During a +/- 200 basis point change in interest rates, balance sheet impact on economic value of capital may not change by more than 20% for a twelve month period.

The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing January 1, 2004.

	% Change in Projected	% Change in Projected
Change in	Baseline	Economic
Interest Rates	Net Interest Income	Value of Capital

+200 basis points	(2.8%)	(8.9%)
+100 basis points	(3.6%)	(2.0%)

-100 basis points	(5.2%)	(8.2%)
-200 basis points	(12.9%)	(12.9%)

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

Allowance for Loan Losses and Credit Review

Maintaining a high quality loan portfolio is of great importance to the Corporation. The Corporation manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by internal auditors, regulatory authorities and internal loan review procedures. These reviews include an analysis of credit quality, diversification of industry, compliance with policies and procedures, and current economic conditions. In addition to these reviews, the Corporation annually has commercial loan reviews performed by a third party specializing in this area.

The Corporation’s credit culture fosters and actively supports the extension of credit on sound, fundamental lending policies. Each credit is to be logical, legal, constructive and acceptable within policy guidelines. Credit is only to be granted to reputable borrowers believed to be reputable and only when supported by acceptable financial information consistent with underwriting standards.

The allowance for loan losses is a valuation reserve that is intended to account for credit losses which may be expected in the Corporation’s loan portfolio as a result of the credit risk involved in the normal granting of credit. Adequate management of the allowance is an integral part of the credit risk management process. The risks directly associated with the maintenance of the allowance are compliance risk and reputation risk. The Corporation will maintain an adequate allowance in anticipation of losses reflected as of the evaluation date. Management is cognizant of the subjective nature of decisions regarding loan portfolio factors and the variability over time of internal and external factors affecting portfolio quality, and realizes that an effective asset review system is essential to establishing the basis for an adequate allowance. To improve the accuracy of determining the allowance, management will continuously monitor all factors and current conditions that may affect loss recognition.

The amount of the provision for loan losses was $39,000 in 2003, $298,000 in 2002 and $540,000 in 2001. The decrease in the provision is due to the reduction in “impaired” loans and management’s assessment of the risk inherent in the remaining loan portfolio. For each of the same years, the net charge-off against the allowance for loan losses was $284,000, $405,000 and $462,000, respectively.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future, or that additional provisions for losses on loans will not be required.

The table below provides an analysis of the allowance for loan losses for the five years ended December 31, 2003:

	December 31, (Dollars in Thousands)
	2003	2002	2001	2000	1999

Loans outstanding at beginning of year,
net of unearned income	$ 169,030	$ 202,335	$ 207,957	$ 204,839	$ 192,115

Average loans outstanding	$ 183,628	$ 187,428	$ 206,681	$ 207,343	$ 194,664

Allowance for loan losses
Balance, beginning of year	$ 2,707	$ 2,814	$ 2,737	$ 1,919	$ 1,914

Loans charged off
Commercial and tax free	29	180	90	70	2,678
Consumer	32	31	55	233	617
Real estate	272	238	355	92	13
Total loans charged off	333	449	500	395	3,308

Recoveries
Commercial and tax free	21	17	3	2	-
Consumer	13	24	29	34	23
Real estate	15	3	5	1	-
Total recoveries	49	44	37	37	23

Net loans charged off	284	405	463	358	3,285
Provision charged to expense	39	298	540	1,176	3,290

Balance, end of year	$ 2,462	$ 2,707	$ 2,814	$ 2,737	$ 1,919

Ratios
Net charge-offs as a percentage
of average loans outstanding	..15%	..22%	..22%	..17%	1.69%

Allowance for loan losses as a
percentage of average loans
outstanding	1.34%	1.44%	1.36%	1.32%	..99%

Management’s review and evaluation of loan loss experience and loan loss potential on outstanding loans occurs on a quarterly basis and includes a review of such factors as charge-off history, delinquent loans, loan collateral value, financial condition of the borrower, current economic conditions and the current requirements of the appropriate regulatory agencies. As a result of this on-going study, management believes that the allowance amount shown for December 31, 2003 is adequate to offset the losses which may exist as a result of under collateralization or uncollectibility.

The following table summarizes the allocation of the allowance for loan losses for the past five years.

	2003		2002		2001		2000		1999
(Dollars in thousands)
		Percent		Percent

Percent

Percent

										Percent

of Loan

of Loan

of Loan

of Loan

of Loan

	Amount	Type	Amount	Type	Amount
Type
							Amount	Type	Amount	Type

Commercial	$2,371	13%	$2,617	15%	$2,564	15%	$1,894	16%	$ 397	13%
Residential	69	85	63	84	63	83	195	81	65	80
Consumer	22	2	27	1	31	1	235	2	1,069	2
Unallocated	-		-		156	1	413	1	388	5

Total	$2,462		$2,707		$2,814		$2,737		$ 1,919

The following table details, for each of the most recent five years, the year end loan amounts which were accounted for on a non-accrual basis or were past due 90 days or more:

December 31, 2003
Loans on non-accrual basis	$ 2,332
Loans past due 90 days or more	5
Renegotiated loans	-
Total	$ 2,337

December 31, 2002
Loans on non-accrual basis	$ 2,679
Loans past due 90 days or more	3
Renegotiated loans	-
Total	$ 2,682

December 31, 2001
Loans on non-accrual basis	$ 2,492
Loans past due 90 days or more	123
Renegotiated loans	60
Total	$ 2,675

December 31, 2000
Loans on non-accrual basis	$ 358
Loans past due 90 days or more	208
Renegotiated loans	171
Total	$ 737

December 31, 1999
Loans on non-accrual basis	$ 518
Loans past due 90 days or more	187
Renegotiated loans	493
Total	$ 1,198

Loans that were past due 90 days or more, or were on non-accrual represented 1.25% of total loans on December 31, 2003, 1.59% on December 31, 2002 and 1.29% on December 31, 2001. The Corporation’s policy is to place a loan on non-accrual basis when it becomes 90 days past due provided that the loan is well collateralized and evidence indicates a reasonable likelihood for collection. Also, a loan is placed on non-accrual in the event of a material decline in business activity that may hinder the borrower’s ability to repay the loan.

As of December 31, 2003, $867,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. At present, no other outstanding loans present a serious doubt in regard to the borrower's ability to comply with the current loan repayment terms. As of December 31, 2003, the Corporation had $1.0 million in foreclosed real estate.

Capital

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

As of December 31, 2003, the Corporation had Tier I and total equity capital to risk adjusted asset ratios of 23.52% and 24.78%, respectively. At December 31, 2003, the leverage ratio was 11.97%. At December 31, 2002, the Corporation had Tier I and total equity capital to risk adjusted assets ratios of 23.51% and 24.77%, respectively.

The table below presents the Corporation’s capital position at December 31, 2003.

(Dollar Amounts in Thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 44,513	23.52%
Tier I Capital Requirement	7,570	4.00

Total Equity Capital	$ 46,901	24.78%
Risk-Based Requirement	15,140	8.00

Leverage Capital	$ 44,513	11.97%
Leverage Requirement	14,872	4.00

Inflation and Changing Prices

Inflation can be significant to a banking institution because of its implication for the interest rate environment and its influence on personnel expenses and the costs of supplies and materials needed for daily operations. However, such a large portion of the Corporation’s assets and liabilities are represented by monetary investments, inflationary impact tends to be dampened except for the differences caused by maturity variances. Management efforts to gauge and control these variances have been discussed earlier under rate sensitivity. The inflationary effect on non-interest expenses is monitored closely by management and consistent attention is given to controlling these cost areas in an attempt to limit their increase to levels which are lower than the rate of asset growth.

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

Market Makers

The following firms have committed to make a market in the stock of Commercial National Financial Corporation. Inquiries concerning their services should be directed to:

Ferris Baker Watts	Knight Securities
100 Light Street	525 Washington Boulevard
Baltimore, MD 21202	Jersey City, NJ 07310
800-638-7411	201-222-9400

F.J. Morrissey & Company, Inc.	Ryan, Beck & Co.
Suite 420	80 Main Street
1700 Market Street	West Orange, NJ 07052
Philadelphia, PA 19103-3913	973-597-6020
800-842-8928

Transfer Agent

Should you need assistance regarding changes in the registration of certificates or in reporting lost certificates please contact:

Commercial National Financial Corporation

Stock Transfer Department

P.O. Box 429

Latrobe, PA 15650

(724)537-9923

(724)539-1137 (fax)

Form 10-K

The Corporation will provide, without charge to any shareholder, a copy of its 2003 Annual Report on Form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

Commercial National Financial Corporation

P.O. Box 429

Latrobe, PA 15650

Independent Auditor’s Report

To the Board of Directors and Shareholders
Commercial National Financial Corporation and Subsidiaries
Latrobe, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Commercial National Financial Corporation and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial National Financial Corporation and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP

Pittsburgh, Pennsylvania
January 23, 2004

Consolidated Statements of Financial Condition

December 31,
2003	2002
(Dollars in Thousands, Except per Share Data)

Assets

Cash and due from banks	$ 8,877	$ 10,294
Interest bearing deposits with banks	764	20,634

Cash and Cash Equivalents	9,641	30,928
Federal fund sold	-	14,650
Securities available for sale	164,340	144,726
Restricted investments in bank stock	4,345	3,618

Loans	187,382	169,030
Allowance for loan losses	(2,462)	(2,707)

Net Loans	184,920	166,323

Premises and equipment	5,005	4,524
Accrued interest receivable	1,573	1,542
Other assets	15,204	14,027

Total Assets	$385,028	$380,338

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$ 51,344	$ 51,356
Interest bearing	207,872	218,669

Total Deposits	259,216	270,025
Short-term borrowings	17,450	-
Other liabilities	3,450	4,108
Long-term borrowings	55,000	55,000

Total Liabilities	335,116	329,133

Shareholders’ Equity

Common stock, par value $2 per share; authorized 10,000,000 shares; issued 3,600,000 shares; outstanding 3,430,376 and 3,453,952 shares in 2003 and 2002	7,200	7,200
Retained earnings	42,123	41,628
Accumulated other comprehensive income	3,746	4,881
Treasury stock, at cost, 169,624 and 146,048 shares in 2003 and 2002	(3,157)	(2,504)

Total Shareholders’ Equity	49,912	51,205

Total Liabilities and Shareholders’ Equity	$385,028	$380,338

Consolidated Statements of Income

Years Ended December 31,
2003	2002	2001
(In Thousands, Except per Share Amounts)

Interest Income

Interest and fees on loans	$ 11,390	$13,533	$16,665
Interest and dividends on securities:
Taxable	6,835	8,130	6,161
Exempt from federal income taxes	1,400	1,058	924
Other	170	222	649

Total Interest Income	19,795	22,943	24,399

Interest Expense

Deposits	3,563	4,998	8,065
Short-term borrowings	49	30	95
Long-term borrowings	2,913	2,547	1,556

Total Interest Expense	6,525	7,575	9,716

Net Interest Income	13,270	15,368	14,683

Provision for Loan Losses	39	298	540

Net Interest Income after Provision for Loan Losses	13,231	15,070	14,143

Other Operating Income

Service charges on deposit accounts	859	737	779
Other service charges and fees	618	691	750
Net security gains	9	-	7
Trust department income	710	541	457
Income from investment in life insurance	559	474	177
Commissions and fees from insurance sales	841	115	-
Gain on sale of branch	-	470	-
Other income	393	305	385

Total Other Operating Income	3,989	3,333	2,555

Other Operating Expenses

Salaries and employee benefits	6,226	5,660	5,498
Net occupancy	714	624	603
Furniture and equipment	747	725	724
Professional fees	741	683	444
Pennsylvania shares tax	500	457	417
Automated teller machine	297	322	304
Other expenses	3,222	2,715	2,104

Total Other Operating Expenses	12,447	11,186	10,094

Income before Income Taxes	4,773	7,217	6,604

Income Tax Expense	837	1,873	1,699

Net Income	$ 3,936	$ 5,344	$ 4,905

Earnings per Share, Basic	$ 1.14	$ 1.56	$ 1.43

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
(In Thousands, Except per Share Amounts)

Balance - December 31, 2000	$7,200	$37,439	$1,094	$(2,596)	$43,137
Comprehensive income:
Net income	-	4,905	-	-	4,905
Change in unrealized net gains on securities available for sale, net of reclassification adjustment and deferred income taxes	-	-	1,065	-	1,065

Total Comprehensive Income					5,970

Cash dividends declared, $0.76 per share	-	(2,607)	-	-	(2,607)
Purchases of treasury stock	-	-	-	(529)	(529)

Balance - December 31, 2001	7,200	39,737	2,159	(3,125)	45,971
Comprehensive income:
Net income	-	5,344	-	-	5,344
Change in unrealized net gains on securities available for sale, net of deferred income taxes	-	-	2,722	-	2,722

Total Comprehensive Income					8,066

Cash dividends declared, $1.00 per share	-	(3,424)	-	-	(3,424)
Issuance of treasury stock	-	(29)	-	786	757
Purchases of treasury stock	-	-	-	(165)	(165)

Balance - December 31, 2002	7,200	41,628	4,881	(2,504)	51,205
Comprehensive income:
Net income	-	3,936	-	-	3,936
Change in unrealized net gains on securities available for sale, net of reclassification adjustment and deferred income taxes	-	-	(1,135)	-	(1,135)

Total Comprehensive Income					2,801

Cash dividends declared, $1.00 per share	-	(3,441)	-	-	(3,441)
Issuance of treasury stock	-	-	-	4	4
Purchases of treasury stock	-	-	-	(657)	(657)

Balance - December 31, 2003	$7,200	$42,123	$3,746	$(3,157)	$49,912

Consolidated Statements of Cash Flows

Years Ended December 31,
2003	2002	2001
(In Thousands)

Cash Flows from Operating Activities

Net income	$ 3,936	$ 5,344	$ 4,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	675	692
Provision for loan losses	39	298	540
Net accretion of securities and loan fees	(674)	(813)	(567)
Net security gains	(9)	-	(7)
Issuance of treasury stock for compensation	4	1	-
Gain on sale of branch	-	(470)	-
(Gain) loss on sale of foreclosed real estate	(4)	(29)	11
Income from investments in life insurance	(559)	(474)	(177)
Deferred tax expense	285	82	73
(Increase) decrease in accrued interest receivable and other assets	(146)	400	686
Decrease in other liabilities	(281)	(173)	(71)

Net Cash Provided by Operating Activities	3,476	4,841	6,085

Cash Flows from Investing Activities

(Increase) decrease in federal funds sold	14,650	(14,650)	-
Purchases of securities available for sale	(90,557)	(75,003)	(64,249)
Maturities, calls and principal repayments of securities available for sale	69,753	52,153	19,569
Proceeds from sales of securities available for sale	43	-	31,177
Net cash used in acquisitions	(100)	(1,141)	-
Net (increase) decrease in restricted bank stock	(727)	(1,260)	1,005
Net (increase) decrease in loans	(19,248)	32,485	5,077
Net proceeds from sale of assets	44	1,811	66
Purchases of premises and equipment	(1,164)	(594)	(372)
Purchase of bank owned life insurance	-	(5,000)	(5,000)

Net Cash Used in Investing Activities	(27,306)	(11,199)	(12,727)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,
2003	2002	2001
(In Thousands)

Cash Flows from Financing Activities

Net increase (decrease) in deposits	$(10,809)	$15,038	$(11,626)
Net increase (decrease) in short-term borrowings	17,450	(4,275)	(3,300)
Proceeds from issuance of long-term borrowings	-	20,000	25,000
Dividends paid	(3,441)	(3,424)	(2,607)
Purchase of treasury stock	(657)	(165)	(529)

Net Cash Provided by Financing Activities	2,543	27,174	6,938

Net Increase (Decrease) in Cash and Cash Equivalents	(21,287)	20,816	296

Cash and Cash Equivalents – Beginning	30,928	10,112	9,816

Cash and Cash Equivalents – Ending	$ 9,641	$30,928	$10,112

Supplementary Cash Flows Information

Interest paid	$ 6,679	$ 7,598	$10,141

Income taxes paid	$ 608	$ 2,161	$ 1,264

Supplementary Disclosures of Noncash Investing and
        Financing Activities

Loans transferred to foreclosed real estate	$ 723	$ 514	$ 77

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

General

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly-owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), formerly known as Commercial National Bank of Pennsylvania, Commercial National Insurance Services, Inc. (CNIS) and Highview Trust Company.  In December 2002, CNIS acquired The Gooder Agency, Inc. (Gooder).  Gooder is a full service provider of insurance products to individuals and businesses and acts as an agent for fifteen national, regional and mutual insurance companies.  At its current level of operations, Gooder’s results of operations are not material to the consolidated financial statements.  In July 2003, the Bank’s application to convert to a Pennsylvania state chartered bank was approved by the Pennsylvania Department of Banking, and the Bank changed its name to Commercial Bank of Pennsylvania.  In October 2003, the Corporation’s application to form a trust company subsidiary was approved.  This subsidiary, Highview Trust Company (HTC), enables the Corporation to offer more investment products and the Corporation’s current trust operations were transferred to HTC from the Bank.  All material intercompany transactions have been eliminated.

The Bank operates under a state bank charter and provides full banking services.  The Corporation is subject to regulation by the Federal Reserve Board and the Bank is subject to regulation by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.  The Bank’s primary business consists of taking deposits and granting loans to customers who generally do business in the area of Westmoreland County, Pennsylvania.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Significant Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located within Westmoreland County of Pennsylvania.  Note 4 discusses the types of securities that the Corporation invests in.  Note 5 discusses the types of lending that the Corporation engages in.  The Corporation does not have any significant concentrations to any one industry or customer.  Although the Corporation has a diversified loan portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions.

Note 1 - Significant Accounting Policies (Continued)

Securities

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as “securities held to maturity” and are reported at amortized cost.  Debt and equity securities not classified as held to maturity securities are classified as “securities available for sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of the related deferred income tax effect.  Premiums and discounts are recognized as interest income using the interest method over the terms of the securities.  Net gain or loss on the sale of securities is determined using the specific identification method.

Restricted Investments in Bank Stock

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

Note 1 - Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Foreclosed Real Estate

Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosure.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.  Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.  Foreclosed real estate at December 31, 2003 and 2002 was $1,027,000 and $344,000, respectively, and is included in other assets.

Intangible Assets

The Corporation has amortizable intangible assets related to customer lists and core deposit intangibles acquired in 2002 and 2003 through the acquisition of insurance agencies and a branch office.  These intangible assets are being amortized on a straight-line basis over a period of ten years.  The Corporation has amortizable intangible assets at December 31, 2003 of $1,683,000, net of accumulated amortization of $241,000, which are included in other assets.  Amortization expense of $202,000 and $39,000 was recorded for the years ended December 31, 2003 and 2002, respectively.  Amortization expense is estimated to be $193,000 per year for the next five years.

Note 1 - Significant Accounting Policies (Continued)

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

Bank Owned Life Insurance

The Corporation invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees.  The Corporation is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $11,092,000 and $10,591,000 at December 31, 2003 and 2002, respectively.  Income from the investment in the policies is included in other income on the income statement.

Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.  Total advertising expense for the years ended December 31, 2003, 2002 and 2001 was $187,000, $233,000 and $149,000, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

Trust Operations

Trust income is recorded on the cash basis, which approximates the accrual basis.  Securities and other property held by the Corporation in a fiduciary or agency capacity for customers of the Trust Department are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.

Income Taxes

Deferred income tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  These differences are measured at the enacted tax rates that will be in effect when these differences reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Corporation and its subsidiaries file a consolidated federal income tax return.

Earnings per Share

Basic earnings per share have been calculated on the weighted average number of shares outstanding of 3,441,556 in 2003, 3,425,858 in 2002 and 3,432,389 in 2001.  The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

Note 1 - Significant Accounting Policies (Continued)

Treasury Stock

The acquisition of treasury stock is recorded under the cost method.  At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to retained earnings.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions, “Cash and due from banks” and “Interest bearing deposits with banks.”

Segment Reporting

The Corporation acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers.  The Corporation offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits, the making of commercial, consumer and mortgage loans and the providing of other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Corporation.  As such, discrete information is not available and segment reporting would not be meaningful.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation format.  These reclassifications had no effect on net income.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees.  Under FIN 45, the Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 7.  Adoption of FIN 45 did not have a significant impact on the Company’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 was revised in December 2003.  This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after December 31, 2003.  The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003.  Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004.  The adoption of this Interpretation did not have and is not expected to have an impact on the Corporation’s financial condition or results of operations.

Note 1 - Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.”  This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.  This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates.  Adoption of this standard did not have an impact on the Corporation’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of these instruments were previously classified as equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.  The adoption of this standard did not have an impact on the Corporation’s financial condition or results of operations.

Note 2 - Acquisitions And Divestitures

On January 3, 2003, the Corporation acquired certain insurance agency accounts from an employee of the Corporation’s insurance agency subsidiary, Gooder.  The Corporation paid cash of $100,000 for the accounts.  The acquisition has been accounted for as a purchase and the $100,000 has been allocated to identifiable intangible assets representing the fair value of the acquired customer list.  The results of operations are included in the consolidated financial statements since the date of the acquisition.  The impact of the acquisition on the Corporation’s results of operations for the year ended December 31, 2003 was not material.

On December 10, 2002, the Corporation completed its acquisition of Gooder, an independent insurance agency and Gooder & Mary, Inc. (G&M), a 50% partner in CNIS.  The Corporation issued 35,208 shares of its common stock with a value of $756,000 and paid cash of $235,000 in exchange for all of the shares of common stock of Gooder and G&M.  The acquisition has been accounted for as a purchase and the results of operations of Gooder  and G&M since the date of acquisition are included in the consolidated financial statements.

The total purchase price of $991,000 has been allocated to the assets acquired and liabilities assumed based upon fair value at the date of acquisition, including identifiable intangible assets of $849,000 representing the fair value of the acquired customer lists.  The value of the 35,208 common shares issued was determined based on the average market price of the Corporation’s common shares over the ten trading days ending on the date prior to the acquisition date.  The impact of the acquisition of Gooder and G&M on the results of operations of the Corporation in 2003 was not material.

On September 27, 2002, the Bank sold the bank premises, deposit liabilities, equipment and loans outstanding of the Bank’s branch office and Redstone office in Murrysville, Pennsylvania (the Murrysville Branch).  In the transaction, the Bank sold deposit liabilities of $7,709,000, loans of $5,821,000 and equipment of $10,000 resulting in a gain of $470,000.

Note 2 - Acquisitions And Divestitures (Continued)

On June 29, 2002, the Bank acquired the deposit liabilities, equipment and loans outstanding of a branch office in Norwin, Pennsylvania (the Norwin Branch).  The transaction was accounted for as a purchase.  In the transaction, the Bank assumed deposit liabilities of $11,514,000, acquired loans of $8,000,000 and equipment of $9,000.  The premium paid to acquire the Norwin Branch amounted to $975,000, was allocated to a core deposit intangible and is being amortized over a period of ten years.

Note 3 - Cash and Due from Banks

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.) and non-personal time deposits (deposits with original maturities of 14 days or more).  Reserves are maintained in the form of vault cash or a non-interest bearing balance held with the Federal Reserve Bank.  The Bank also maintains deposits with the Federal Reserve Bank and other banks for various services such as check clearing.  The average required reserve at December 31, 2003 and 2002 was approximately $3,858,000 and $4,050,000, respectively.

Note 4 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

December 31, 2003:
Obligations of U.S. Government agencies	$ 11,626	$ 112	$ (28)	$ 11,710
Obligations of states and political subdivisions	44,270	1,275	(462)	45,083
Mortgage-backed securities	101,970	4,732	-	106,702
Equity securities	799	54	(8)	845

$158,665	$6,173	$(498)	$164,340

December 31, 2002:
Obligations of U.S. Government agencies	$ 10,756	$ 85	$ -	$ 10,841
Obligations of states and political subdivisions	26,173	1,128	(9)	27,292
Mortgage-backed securities	100,310	6,192	-	106,502
Equity securities	91	-	-	91

$137,330	$7,405	$ (9)	$144,726

Note 4 - Securities (Continued)

The amortized cost and fair values of securities at December 31, 2003 by contractual maturity, are shown below.  Mortgage-backed securities maturities are based upon their estimated contractual maturities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

16651:
Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ 4,421	$ 4,453
Due after one year through five years	19,230	19,259
Due after five years through ten years	9,927	10,486
Due after ten years	124,288	129,297
Equity securities	799	845

$158,665	$164,340

Securities with amortized cost and fair values of $16,420,000 and $17,164,000, respectively, at December 31, 2003 and $19,809,000 and $20,879,000, respectively, at December 31, 2002 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross gains of $9,000, $-0- and $78,000 and gross losses of $-0-, $-0- and $71,000 were realized on sales and calls of securities during 2003, 2002 and 2001, respectively.

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

16811: 16891:
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of U.S. Govern- ment agencies	$ 2,057	$ (28)	$ -	$ -	$ 2,057	$ (28)
Obligations of states and political subdivisions	14,663	(460)	138	(2)	14,801	(462)
Equity securities	140	(8)	-	-	140	(8)

$16,860	$(496)	$138	$(2)	$16,998	$(498)

Unrealized losses in obligations of U.S. Government agencies and state and political subdivisions are due to a change in interest rates subsequent to when the securities were purchased.  The unrealized loss in equity securities is also due to market timing differences.  At December 31, 2003, all debt securities with temporarily impaired losses have been rated by either Moody’s and/or S&P with an “A” or better debt rating.  Management believes the unrealized losses are temporary and that the Corporation has the ability to hold the securities until maturity or market price recovery.

Note 5 - Loans

Loans are summarized as follows:

December 31,
2003	2002
(In Thousands)

Commercial loans	$ 14,802	$ 12,725
Real estate loans:
Commercial	51,006	54,618
Construction	1,108	976
Residential	106,121	86,048
Municipal loans	10,622	10,078
Consumer and other loans	3,584	4,557
Net unamortized costs	139	28

$187,382	$169,030

Note 6 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

Years Ended December 31,
2003	2002	2001
(In Thousands)

Balance, January 1	$2,707	$2,814	$2,737
Loans charged off	(333)	(449)	(500)
Recoveries on previously charged off loans	49	44	37
Provision for loan losses	39	298	540

Balance at December 31	$2,462	$2,707	$2,814

At December 31, 2003 and 2002, the total recorded investment in loans considered to be impaired was $8,669,000 and $9,013,000, respectively.  The average recorded investment in impaired loans during 2003, 2002 and 2001 was $12,271,000, $12,323,000 and $12,731,000, respectively.  Impaired loans with balances of $2,847,000 and $3,085,000 at December 31, 2003 and 2002 had related allowance for loan losses of $1,541,000 and $1,536,000, respectively.  Interest income on impaired loans of $723,000, $749,000 and $1,080,000 was recognized for cash payments received in 2003, 2002 and 2001, respectively.

Loans on which the accrual of interest has been discontinued amounted to $2,331,000 and $2,679,000 at December 31, 2003 and 2002, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $5,000 and $3,000 at December 31, 2003 and 2002, respectively.

Note 7 - Financial Instruments with Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amount of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation does not issue any other instruments with significant off-balance-sheet risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial standby letters of credit written is represented by the contract or notional amount of those instruments.  The Corporation uses the same credit policies in making such commitments and conditional obligations as it does for on-balance-sheet instruments.  The following table identifies the contract or notional amount of those instruments:

December 31,
2003	2002
(In Thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$30,767	$45,229
Standby letters of credit	427	533
Financial standby letters of credit	3,000	3,700

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

Outstanding letters of credit written are conditional commitments issued by the Corporation to secure the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Corporation requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at December 31, 2003 was $3,427,000 and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,196,000.  The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

Note 8 - Premises and Equipment

The composition of premises and equipment at December 31, 2003 and 2002 is as follows:

2003	2002
(In Thousands)

Land	$ 437	$ 437
Premises	5,782	5,509
Leasehold improvements	249	243
Furniture and equipment	6,130	5,279

	12,598	11,468
Accumulated depreciation and amortization	(7,593)	(6,944)

$5,005	$4,524

Depreciation and amortization expense was $683,000, $636,000 and $692,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9 - Interest Bearing Deposits

Interest bearing deposits include time deposits issued in denominations of $100,000 or more which amounted to $21,108,000 and $21,812,000 at December 31, 2003 and 2002, respectively.

Interest bearing deposits at December 31, 2003 and 2002 are detailed as follows:

2003	2002
(In Thousands)

Savings accounts	$ 54,395	$ 55,616
NOW accounts	24,525	24,550
Money market accounts	40,479	46,599
Time deposits	88,473	91,904

$207,872	$218,669

Note 9 - Interest Bearing Deposits (Continued)

Time deposits at December 31, 2003 had the following scheduled maturities (in thousands):

2004	$35,757
2005	14,527
2006	6,710
2007	17,747
2008	13,732

$88,473

Note 10 - Short-Term Borrowings

Short-term borrowings at December 31, 2003 and 2002 were as follows:

December 31,
2003	2002
(In Thousands)

Federal funds purchased	$ 2,450	$ -
FHLB borrowings	15,000	-

	$17,450	$ -

The outstanding balances and related information of short-term borrowings are summarized as follows:

Years Ended December 31,
2003	2002
(Dollars in Thousands)

Average balance during the year	$ 3,977	$ 1,495
Average interest rate during the year	1.21%	1.98%
Maximum month-end balance	$19,750	$15,675
Weighted average interest rate at end of the year	1.23%	N/A

At December 31, 2003, the Corporation had approved but unused funding availability from lines of credit of $30,000,000.

Note 11 - Long-Term Borrowings

Long-term borrowings consist of Federal Home Loan Bank (FHLB) advances which are collateralized by certain mortgages and investment securities.

Advances from the FHLB at December 31, 2003 and 2002 consisted of the following:

18429:
	2003		2002
Stated Maturity	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

November 25, 2005	$ 5,000	4.82%	$ 5,000	4.82%
March 1, 2006	5,000	4.85	5,000	4.85
March 2, 2009	5,000	5.52	5,000	5.52
April 30, 2009 Fixed	5,000	5.36	5,000	5.36
April 30, 2010 Fixed	5,000	5.49	5,000	5.49
March 1, 2011	5,000	4.28	5,000	4.28
March 1, 2011	5,000	5.23	5,000	5.23
March 21, 2011	5,000	5.37	5,000	5.37
April 30, 2011 Fixed	5,000	5.59	5,000	5.59
April 30, 2012 Fixed	5,000	5.68	5,000	5.68
March 23, 2016	5,000	5.27	5,000	5.27

	$55,000	5.22%	$55,000	5.22%

Contractual maturities of long-term debt at December 31, 2003 were as follows (in thousands):

2004	$ -
2005	5,000
2006	5,000
2007	-
2008	-
Thereafter	45,000

$55,000

Unless noted, outstanding advances are convertible rate notes which carry an option, at the interest rate change date, to repay the advance without incurring a prepayment penalty.

Advances from the FHLB of Pittsburgh are secured by the Bank’s stock in the FHLB of Pittsburgh, qualifying residential mortgage loans, U.S. Government securities, U.S. agency securities and mortgage-backed securities.  The maximum remaining borrowing capacity from the FHLB at December 31, 2003 is $105,000,000.

Note 12 - Employee Benefit Plans

The Corporation sponsors an employee profit sharing plan available to all employees with at least one year of service.  The Corporation contributes to the plan, as determined by the Board of Directors, in an amount not to exceed 15% of compensation of eligible participants.  The Corporation also has a supplemental retirement plan for certain retired employees.  The expense for the employee benefit plans was $628,000, $608,000 and $595,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 13 - Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the years ended December 31, 2003, 2002 and 2001 are as follows:

2003	2002	2001
(In Thousands)

Gross change in unrealized gains (losses) on securities available for sale	$(1,710)	$4,124	$1,621
Less reclassification adjustment for gains realized in income	(9)	-	(7)

Net Unrealized Gains (Losses)	(1,719)	4,124	1,614

Tax effect	(584)	1,402	549

Net of Tax Amount	$(1,135)	$2,722	$1,065

Note 14 - Lease Commitments

The Bank rents offices under operating leases that expire from 2004 through 2016.  Maturities of operating lease obligations at December 31, 2003 are as follows (in thousands):

2004	$119
2005	87
2006	52
2007	29
2008	29
Thereafter	228

Note 15 - Income Taxes

The components of the net deferred tax liability at December 31, 2003 and 2002 are as follows:

2003	2002
(In Thousands)

Allowance for loan losses	$ 558	$ 762
Accrued benefits	97	111
Other	2	36
Alternative minimum tax	115	-

Total Deferred Tax Assets	772	909

Deferred loan fees	47	-
Securities accretion	162	182
Unrealized net gain on securities available for sale	1,930	2,514
Depreciation	144	23

Total Deferred Tax Liabilities	2,283	2,719

Net Deferred Tax Liability	$(1,511)	$(1,810)

The income tax provision for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

2003	2002	2001
(In Thousands)

Current	$552	$1,791	$1,626
Deferred	285	82	73

	$837	$1,873	$1,699

The tax provision for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes.  The differences for the years ended December 31, 2003, 2002 and 2001 are as follows:

2003	2002	2001
(In Thousands)

Tax at statutory rates	$1,623	$2,454	$2,245
Increase (decrease) resulting from:
Tax-exempt income	(663)	(562)	(538)
Non-deductible interest expense	60	46	58
Increase in investment in life insurance	(170)	(147)	(74)
Other	(13)	82	8

	$ 837	$1,873	$1,699

Note 16 - Fair Value of Financial Instruments

Below are various estimated fair values at December 31, 2003 and 2002, as required by Statement of Financial Accounting Standards No. 107 (FAS 107).  Such information, which pertains to the Corporation’s financial instruments, is based on the requirements set forth in FAS 107 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation’s general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Deposits

For deposits which are payable on demand at the reporting date, representing all deposits other than time deposits, management estimated that the carrying value of such deposits is a reasonable estimate of fair value.  Fair values of time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregate expected maturities.

Short-Term Borrowings

The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Note 16 - Fair Value of Financial Instruments (Continued)

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

The carrying amounts and fair values of the Corporation’s financial instruments as of December 31 are presented in the following table:

December 31, 2003		December 31, 2002
Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In Thousands)

Financial assets:
Cash and short-term investments	$ 9,641	$ 9,641	$ 45,578	$ 45,578
Securities available for sale	164,340	164,340	144,726	144,726
Restricted investments in bank stock	4,345	4,345	3,618	3,618
Net loans receivable	184,920	186,761	166,323	176,760
Accrued interest receivable	1,573	1,573	1,542	1,542

Financial liabilities:
Deposits	259,216	262,801	270,025	275,138
Short-term borrowings	17,450	17,450	-	-
Accrued interest payable	870	870	1,024	1,024
Long-term borrowings	55,000	57,996	55,000	60,551

Off-balance sheet financial instruments	-	-	-	-

Note 17 - Related Party Transactions

Some of the Corporation's or the Bank’s directors, principal officers, principal stockholders and their related interests had transactions with the Bank in the ordinary course of business during 2003.  All loans and loan commitments in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions with others.  In the opinion of management, these transactions with others do not involve more than normal risk of collectibility or present other unfavorable features.  It is anticipated that further such extensions of credit will be made in the future.  The aggregate amount of credit extended to these directors and principal officers was approximately $1,381,000 and $1,656,000 at December 31, 2003 and 2002, respectively.

The following is an analysis of loans to those parties whose loan balances exceeded $60,000 during the year ended December 31, 2003 (in thousands):

Balances at January 1	$ 929
Advances	572
Repayments	(189)

Balances at December 31	$1,312

Note 18 - Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Note 18 - Capital Requirements (Continued)

As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since those notifications that management believes have changed those categories.

The following table presents the risk-based and leverage capital amounts and ratios at December 31, 2003 and 2002 for the Corporation and the Bank:

Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

As of December 31, 2003:
Total capital (to risk-weighted assets):
Commercial National Financial Corp.	$46,901	24.8%	$≥15,140	≥8.0%	N/A
Commercial Bank	44,748	23.8	≥15,067	≥8.0	$≥18,834	≥10.0%
Tier 1 capital (to risk-weighted assets):
Commercial National Financial Corp.	44,513	23.5	≥ 7,570	≥4.0	N/A
Commercial Bank	42,392	22.5	≥ 7,533	≥4.0	≥11,300	≥ 6.0
Tier 1 capital (to average assets):
Commercial National Financial Corp.	44,513	12.0	≥14,872	≥4.0	N/A
Commercial Bank	42,392	11.4	≥14,816	≥4.0	≥18,520	≥ 5.0

As of December 31, 2002:
Total capital (to risk-weighted assets):
Commercial National Financial Corp.	$46,868	25.2%	$≥14,875	≥8.0%	N/A
Commercial Bank	46,693	25.2	≥14,865	≥8.0	$≥18,582	≥10.0%
Tier 1 capital (to risk-weighted assets):
Commercial National Financial Corp.	44,539	24.0	≥ 7,438	≥4.0	N/A
Commercial Bank	44,366	23.9	≥ 7,433	≥4.0	≥11,149	≥ 6.0
Tier 1 capital (to average assets):
Commercial National Financial Corp.	44,539	12.1	≥14,926	≥4.0	N/A
Commercial Bank	44,366	12.0	≥14,791	≥4.0	≥18,489	≥ 5.0

Note 19 - Condensed Financial Information of Commercial National Financial Corporation (Parent Only)

Statements of Financial Condition

December 31,
2003	2002
(In Thousands)

Assets
Cash and cash equivalents	$ 54	$ 5
Securities available for sale	845	-
Investment in bank subsidiary	46,937	50,183
Investment in other subsidiaries	2,129	1,031

Total Assets	$49,965	$51,219

Liabilities and Shareholders’ Equity
Liabilities, accounts payable	$ 53	$ 14
Shareholders’ equity	49,912	51,205

Total Liabilities and Shareholders’ Equity	$49,965	$51,219

Statements of Income

Years Ended December 31,
2003	2002	2001
(In Thousands)

Dividends from bank subsidiary	$6,025	$3,824	$3,137
Other	14	-	-
Fees from bank subsidiary	278	303	189
Expenses	(281)	(303)	(189)

	6,036	3,824	3,137
Income taxes	3	-	-

	6,033	3,824	3,137
Equity in (excess of) undistributed earnings of subsidiaries	(2,097)	1,520	1,768

Net Income	$3,936	$5,344	$4,905

Note 19 - Condensed Financial Information of Commercial National Financial Corporation (Parent Only) (Continued)

Statements of Cash Flows

Years Ended December 31,
2003	2002	2001
(In Thousands)

Cash Flows from Operating Activities
Net income	$3,936	$5,344	$4,905
Adjustments to reconcile net income to net cash provided by operating activities:
Net security gains	(9)	-	-
Equity in undistributed earnings of subsidiaries	2,097	(1,520)	(1,768)
Issuance of treasury stock for compensation	4	1	-
Decrease in other assets	-	-	2
Increase (decrease) in accounts payable	23	(1)	-

Net Cash Provided by Operating Activities	6,051	3,824	3,139

Cash Flows from Investing Activities
Purchase of investment securities	(833)	-	-
Net cash used in acquisition	(100)	(235)	-
Proceeds from sale of securities	43	-	-
Investment in subsidiaries	(1,014)	-	-

Net Cash Used in Investing Activities	(1,904)	(235)	-

Cash Flows from Financing Activities
Dividends paid	(3,441)	(3,424)	(2,607)
Purchase of treasury stock	(657)	(165)	(529)

Net Cash Used in Financing Activities	(4,098)	(3,589)	(3,136)

Net Increase in Cash	49	-	3

Cash - Beginning	5	5	2

Cash - Ending	$ 54	$ 5	$ 5