Form 10-K/A
period 2003-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2004-05-21
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Commercial National Financial Corporation (the “Corporation”) for the year ended December 31, 2003 (the “Original Form 10-K”) is to restate the Corporation’s accompanying consolidated financial statements for the year ended December 31, 2003, and to revise related disclosures in the Original Form 10-K. This restatement is described in detail in Note 20 to the consolidated financial statements. Except for Items 6, 7 and 8 of Part II, and Item 15(a) of Part IV, no other information included in the Original Form 10-K is amended by this Form 10-K/A.
Commercial National Financial Corporation

Form 10-K/A

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

	Years Ended December 31, (Dollars in Thousands, Except per Share Data)

	2003	2002	2001	2000	1999

Total interest income	$ 19,795	$ 22,943	$ 24,399	$ 26,056	$ 24,303

Total interest expense	6,525	7,575	9,716	11,705	10,013

Net interest income	13,270	15,368	14,683	14,351	14,290
Provision for loan losses	39	298	540	1,176	3,290

Net interest income after
provision for loan losses	13,231	15,070	14,143	13,175	11,000

Other operating income	3,989	3,333	2,555	2,305	1,936
Other operating expenses	12,822	11,186	10,094	9,429	9,245

Income before income taxes	4,398	7,217	6,604	6,051	3,691
Income tax expense	837	1,873	1,699	1,419	487

Net income	$ 3,561	$ 5,344	$ 4,905	$ 4,632	$ 3,204

Per Share Data
Net income	$ 1.03	$ 1.56	$ 1.43	$ 1.32	$ ..90
Dividends declared	$ 1.00	$ 1.00	$ .76	$ .68	$ ..60
Average shares outstanding	3,441,556	3,425,858	3,432,389	3,511,603	3,578,894

At End of Period
Total assets	$ 385,028	$ 380,338	$ 343,029	$ 329,865	$ 355,298
Securities	168,685	148,344	119,396	104,703	124,743
Loans and leases, net of unearned
income	187,382	169,030	202,335	207,022	204,839
Allowance for loan losses	2,462	2,707	2,814	2,737	1,919
Deposits	259,216	270,025	254,986	266,611	272,947
Long-term borrowings	55,000	55,000	35,000	10,000	25,000
Shareholders' equity	49,537	51,205	45,970	43,137	39,404

Key Ratios
Return on average assets	..95%	1.46%	1.43%	1.32%	.95%
Return on average equity	6.99	11.02	10.90	11.21	7.50
Net loans-to-deposit ratio	71.34	61.59	78.25	78.00	74.34
Dividend payout ratio (dividends
declared divided by net income)	96.63	64.07	53.16	51.46	66.98
Equity-to-assets ratio (average
equity divided by average total assets)	13.63	13.27	13.12	11.82	12.68

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

Overview

As discussed in Note 20 to the Notes to Consolidated Financial Statements, “Restatement”, the consolidated financial statements for the year ended December 31, 2003 have been restated to reflect a writedown of goodwill associated with the Corporation’s acquisition of Gooder Agency, Inc. (Gooder), its insurance agency subsidiary, in the amount of $375,000. Amounts affected by this restatement included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been appropriately revised.

The purpose of this discussion and the accompanying financial data is to provide aid in understanding and evaluating the financial condition and results of operations of the Corporation for the years ended December 31, 2003, 2002 and 2001. This information should be read in conjunction with the consolidated financial statements and related footnotes for the years under review

The Corporation is a financial holding company with wholly-owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), Commercial National Insurance Services, Inc. (CNIS) and Highview Trust Company (HTC).

All material intercompany transactions have been eliminated in consolidation.

The Corporation reported net income of $3.6 million or $1.03 per share for the year ended 2003 compared to $5.3 million or $1.56 per share for the year ended 2002. The Corporation’s return on average assets for 2003 and 2002 were .95% and 1.46%, respectively. Return on average equity for the same two periods were 6.99% and 11.02%, respectively.

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

Shareholders’ equity was $49.5 million on December 31, 2003 compared to $51.2 million on December 31, 2002, a decrease of $1.7 million. The change in shareholders’ equity consists of net income of $3.6 million being offset by unrealized losses in securities of $1.1 million, dividends declared of $3.4 million and treasury stock purchases of $0.7 million.  Book value per common share at year-end 2003 decreased by 2.6% to $14.44 from $14.82 at year-end 2002.

Results of Operations

Net income decreased $1.8 million, or 33%, to $3.6 million for the year ended December 31, 2003 from $5.3 million for the year ended December 31, 2002. The decrease reflects a decline in net interest income of $2.1 million and higher operating expenses of $1.3 million and a writedown of $375,000 to reflect impairment in the goodwill of its insurance agency subsidiary. Partially offsetting these factors was an increase in other operating income of $656,000.

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION

Financial Comparisons
Consolidated Average Balance Sheet, Interest Income/Expense and Rates
(Dollars in Thousands)

2003				2002			2001
		Interest			Interest			Interest
	Average	Income/	Yield or	Average	Income/	Yield or	Average	Income/	Yield o
	Balance	Expense	Rate(a)	Balance	Expense	Rate(a)	Balance	Expense	Rate (a)
Interest-earning assets
Loans (b)(c) net of unearned income	$ 183,628	$ 11,390	6.36%	$ 187,428	$ 13,533	7.38%	$ 206,681	$ 16,665	8.23%
Taxable securities	108,162	6,835	6.32	111,966	8,130	7.26	80,777	6,161	7.63
Non-taxable securities	34,611	1,400	6.13	21,063	1,058	7.61	18,077	924	7.75
Interest-bearing deposits With banks	2,172	41	1.89	5,278	49	0.93	9,592	364	3.79
Federal funds sold	12,330	129	1.05	11,147	173	1.55	6,613	285	4.31
Total earning assets	340,903	19,795	6.10	336,882	22,943	7.06	321,740	24,399	7.84

Non-interest-earning assets
Cash	7,879			8,007			7,695
Allowance for loan losses	(2,685)			(2,879)			(2,671)
Other assets	27,399			23,394			16,044
Total non-interest- earning assets	32,593			28,522			21,068

Total assets	$ 373,496			$ 365,404			$ 342,808

Liabilities and Shareholders’ Equity
Interest-bearing deposits
NOW accounts	$ 24,151	35	0.14	$ 22,952	99	0.43	$ 20,480	140	0.68
Money market accounts	43,948	327	0.74	46,793	717	1.53	38,500	1,154	3.00
Savings deposits	56,200	412	0.73	55,369	801	1.45	46,003	1,101	2.39
Time deposits	86,059	2,789	3.24	89,490	3,381	3.78	108,841	5,670	5.21
Short-term borrowings	3,976	49	1.23	1,496	30	1.98	2,917	95	3.27
Long-term borrowings	55,000	2,913	5.29	48,602	2,547	5.24	30,384	1,556	5.12

Total interest-bearing liabilities	269,334	6,525	2.42	264,702	7,575	2.86	247,125	9,716	3.93

Non-interest-bearing deposits	49,584			48,579			47,412
Other liabilities	3,656			3,647			3,283
Shareholders' equity	50,922			48,476			44,988
Total non-interest bearing
funding sources	104,162			100,702			95,683

Total liabilities and
shareholders' equity	$ 373,496			$ 365,404 $342,807,943			$ 342,808

Net interest income and net
yield on interest earning assets		$ 13,270	4.19%		$ 15,368	4.81%		$ 14,683 $14,350,887	4.82%

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

Other Operating Income and Expense

Total other operating income for 2003 was $4.0 million, an increase of $700,000 from $3.3 million in 2002. Of this increase, $841,000 is attributable to gross revenue generated by the Corporation’s wholly owned insurance agency subsidiary, Gooder , which the Corporation acquired at the end of 2002. In 2003, trust income increased $169,000 over 2002 due to higher estate fees and income from third party management fees. Income from service charges on deposit accounts increased $148,000 in 2003, due mostly to fees generated from overdrafts. Other income increased $88,000 in 2003, of which $55,000 was realized from a life insurance policy. Other service charges and fees decreased $99,000 in 2003. This decrease is the result of lower fees collected by the Bank on customer product and service offerings. In 2002, the Corporation realized a gain of $470,000 on the sale of a branch office.

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

Total other operating expense increased $1.6 million to $12.8 million for 2003 compared to $11.2 million in 2002. Personnel expense increased $566,000 or 10% in 2003. Factors contributing to this increase were the Gooder acquisition, wage increases, higher health insurance premiums and payroll taxes. Net occupancy expense increased by $90,000 in 2003 due to increased depreciation of check imaging equipment and rental expense from the addition of the Norwin and Gooder offices for full year 2003. Other expenses increased $834,000 in 2003 to $3.9 million. Amortization of intangible assets, the writedown of goodwill, and expenses associated with the acquisition and operation of Gooder Agency were the primary reasons for this increase.

Total other operating expense increased $1.1 million to $11.2 million for 2002 compared to $10.1 million in 2001. Personnel expense increased only 3% or $162,000 in 2002. Legal and professional costs increased $239,000 in 2002. This increase is mainly due to the work involved with the branch acquisition, branch divestiture, Gooder acquisition and the continued collection efforts relating to a previously charged-off loan.

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

As of December 31, 2003, the Corporation had Tier I and total equity capital to risk adjusted asset ratios of 23.3% and 24.6%, respectively. At December 31, 2003, the leverage ratio was 11.9%. At December 31, 2002, the Corporation had Tier I and total equity capital to risk adjusted assets ratios of 22.5% and 23.8%, respectively.

The table below presents the Corporation’s capital position at December 31, 2003.

(Dollar Amounts in Thousands)

		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 44,138	23.3%
Tier I Capital Requirement	7,570	4.0

Total Equity Capital	$ 46,526	24.6%
Risk-Based Requirement	15,140	8.0

Leverage Capital	$ 44,138	11.9%
Leverage Requirement	14,872	4.0

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the Annual Report in section titled “Interest Sensitivity and Market Risk” is incorporated herein by reference.

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

As disclosed in Note 20 to the consolidated financial statements, the Corporation determined that the acquisition of its insurance agency was incorrectly accounted for which resulted in an impairment charge for goodwill in its 2003 financial statements.  Accordingly, the 2003 consolidated financial statements have been restated to reflect the impairment charge.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania
January 23, 2004, except for Note 20 as to which the date is
     May 14, 2004

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	2002
	(Restated)
	(Dollars in Thousands, Except per Share Data)
Cash and due from banks	$ 8,877	$ 10,294
Interest bearing deposits with banks	764	20,634

Cash and Cash Equivalents	9,641	30,928
Federal fund sold	-	14,650
Securities available for sale	164,340	144,726
Restricted investments in bank stock	4,345	3,618

Loans	187,382	169,030
Allowance for loan losses	(2,462)	(2,707)

Net Loans	184,920	166,323

Premises and equipment	5,005	4,524
Accrued interest receivable	1,573	1,542
Other assets	15,204	14,027
Total Assets	$385,028	$380,338

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$ 51,344	$ 51,356
Interest bearing	207,872	218,669

Total Deposits	259,216	270,025
Short-term borrowings	17,450	-
Other liabilities	3,825	4,108
Long-term borrowings	55,000	55,000

Total Liabilities	335,491	329,133

Shareholders’ Equity

Common stock, par value $2 per share; authorized 10,000,000 shares; issued 3,600,000 shares; outstanding 3,430,376 and 3,453,952 shares in 2003 and 2002	7,200	7,200
Retained earnings	41,748	41,628
Accumulated other comprehensive income	3,746	4,881
Treasury stock, at cost, 169,624 and 146,048 shares in 2003 and 2002	(3,157)	(2,504)

Total Shareholders’ Equity	49,537	51,205

Total Liabilities and Shareholders’ Equity	$385,028	$380,338

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,
2003	2002	2001
(Restated)
(In Thousands, Except per Share Amounts)

Interest Income

Interest and fees on loans	$ 11,390	$13,533	$16,665
Interest and dividends on securities:
Taxable	6,835	8,130	6,161
Exempt from federal income taxes	1,400	1,058	924
Other	170	222	649

Total Interest Income	19,795	22,943	24,399

Interest Expense

Deposits	3,563	4,998	8,065
Short-term borrowings	49	30	95
Long-term borrowings	2,913	2,547	1,556

Total Interest Expense	6,525	7,575	9,716

Net Interest Income	13,270	15,368	14,683

Provision for Loan Losses	39	298	540

Net Interest Income after Provision for Loan Losses	13,231	15,070	14,143

Other Operating Income

Service charges on deposit accounts	859	737	779
Other service charges and fees	618	691	750
Net security gains	9	-	7
Trust department income	710	541	457
Income from investment in life insurance	559	474	177
Commissions and fees from insurance sales	841	115	-
Gain on sale of branch	-	470	-
Other income	393	305	385

Total Other Operating Income	3,989	3,333	2,555

Other Operating Expenses

Salaries and employee benefits	6,226	5,660	5,498
Net occupancy	714	624	603
Furniture and equipment	747	725	724
Professional fees	741	683	444
Pennsylvania shares tax	500	457	417
Automated teller machine	297	322	304
Impairment writedown of goodwill	375	-	-
Other expenses	3,222	2,715	2,104

Total Other Operating Expenses	12,822	11,186	10,094

Income before Income Taxes	4,398	7,217	6,604

Income Tax Expense	837	1,873	1,699

Net Income	$ 3,561	$ 5,344	$ 4,905

Earnings per Share, Basic	$ 1.03	$ 1.56	$ 1.43

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
(In Thousands, Except per Share Amounts)

Balance - December 31, 2000	$7,200	$37,439	$1,094	$(2,596)	$43,137
Comprehensive income:
Net income	-	4,905	-	-	4,905
Change in unrealized net gains on securities available for sale, net of reclassification adjustment and deferred income taxes	-	-	1,065	-	1,065

Total Comprehensive Income					5,970

Cash dividends declared, $0.76 per share	-	(2,607)	-	-	(2,607)
Purchases of treasury stock	-	-	-	(529)	(529)

Balance - December 31, 2001	7,200	39,737	2,159	(3,125)	45,971
Comprehensive income:
Net income	-	5,344	-	-	5,344
Change in unrealized net gains on securities available for sale, net of deferred income taxes	-	-	2,722	-	2,722

Total Comprehensive Income					8,066

Cash dividends declared, $1.00 per share	-	(3,424)	-	-	(3,424)
Issuance of treasury stock	-	(29)	-	786	757
Purchases of treasury stock	-	-	-	(165)	(165)

Balance - December 31, 2002	7,200	41,628	4,881	(2,504)	51,205
Comprehensive income:
Net income	-	3,561	-	-	3,561
Change in unrealized net gains on securities available for sale, net of reclassification adjustment and deferred income taxes	-	-	(1,135)	-	(1,135)

Total Comprehensive Income					2,426

Cash dividends declared, $1.00 per share	-	(3,441)	-	-	(3,441)
Issuance of treasury stock	-	-	-	4	4
Purchases of treasury stock	-	-	-	(657)	(657)

Balance - December 31, 2003 (Restated)	$7,200	$41,748	$3,746	$(3,157)	$49,537

COMMERCIAL NATIONAL FINANCIAL CORPORATON

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
2003	2002	2001
(Restated)
(In Thousands)

Cash Flows from Operating Activities

Net income	$ 3,561	$ 5,344	$ 4,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	675	692
Provision for loan losses	39	298	540
Net accretion of securities and loan fees	(674)	(813)	(567)
Net security gains	(9)	-	(7)
Issuance of treasury stock for compensation	4	1	-
Impairment writedown of goodwill	375	-	-
Gain on sale of branch	-	(470)	-
(Gain) loss on sale of foreclosed real estate	(4)	(29)	11
Income from investments in life insurance	(559)	(474)	(177)
Deferred tax expense	285	82	73
(Increase) decrease in accrued interest receivable and other assets	(146)	400	686
Decrease in other liabilities	(281)	(173)	(71)

Net Cash Provided by Operating Activities	3,476	4,841	6,085

Cash Flows from Investing Activities

(Increase) decrease in federal funds sold	14,650	(14,650)	-
Purchases of securities available for sale	(90,557)	(75,003)	(64,249)
Maturities, calls and principal repayments of securities available for sale	69,753	52,153	19,569
Proceeds from sales of securities available for sale	43	-	31,177
Net cash used in acquisitions	(100)	(1,141)	-
Net (increase) decrease in restricted bank stock	(727)	(1,260)	1,005
Net (increase) decrease in loans	(19,248)	32,485	5,077
Net proceeds from sale of assets	44	1,811	66
Purchases of premises and equipment	(1,164)	(594)	(372)
Purchase of bank owned life insurance	-	(5,000)	(5,000)

Net Cash Used in Investing Activities	(27,306)	(11,199)	(12,727)

COMMERCIAL NATIONAL FINANCIAL CORPORATON

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,
2003	2002	2001
(Restated)
(In Thousands)

Cash Flows from Financing Activities

Net increase (decrease) in deposits	$(10,809)	$15,038	$(11,626)
Net increase (decrease) in short-term borrowings	17,450	(4,275)	(3,300)
Proceeds from issuance of long-term borrowings	-	20,000	25,000
Dividends paid	(3,441)	(3,424)	(2,607)
Purchase of treasury stock	(657)	(165)	(529)

Net Cash Provided by Financing Activities	2,543	27,174	6,938

Net Increase (Decrease) in Cash and Cash Equivalents	(21,287)	20,816	296

Cash and Cash Equivalents – Beginning	30,928	10,112	9,816

Cash and Cash Equivalents – Ending	$ 9,641	$30,928	$10,112

Supplementary Cash Flows Information

Interest paid	$ 6,679	$ 7,598	$10,141

Income taxes paid	$ 608	$ 2,161	$ 1,264

Supplementary Disclosures of Noncash Investing and
        Financing Activities

Loans transferred to foreclosed real estate	$ 723	$ 514	$ 77

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Intangible Assets

The Corporation has amortizable intangible assets related to customer lists and core deposit intangibles acquired in 2002 and 2003 through the acquisition of insurance agencies and a branch office.  These intangible assets are being amortized on a straight-line basis over a period of ten years.  The Corporation has amortizable intangible assets at December 31, 2003 of $1,683,000, net of accumulated amortization of $241,000, which are included in other assets (see Note 20).  Amortization expense of $202,000 and $39,000 was recorded for the years ended December 31, 2003 and 2002, respectively.  Amortization expense is estimated to be $193,000 per year for the next five years.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

The total purchase price of $991,000 has been allocated to the assets acquired and liabilities assumed based upon fair value at the date of acquisition, including identifiable intangible assets of $849,000 representing the fair value of the acquired customer lists.  The value of the 35,208 common shares issued was determined based on the average market price of the Corporation’s common shares over the ten trading days ending on the date prior to the acquisition date.  The results of operations of Gooder and G&M on the consolidated results of operations of the Corporation in 2003 was not material (see Note 20).

On September 27, 2002, the Bank sold the bank premises, deposit liabilities, equipment and loans outstanding of the Bank’s branch office and Redstone office in Murrysville, Pennsylvania (the Murrysville Branch).  In the transaction, the Bank sold deposit liabilities of $7,709,000, loans of $5,821,000 and equipment of $10,000 resulting in a gain of $470,000.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

The tax provision for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes.  The differences for the years ended December 31, 2003, 2002 and 2001 are as follows:

2003	2002	2001
(In Thousands)

Tax at statutory rates	$1,495	$2,454	$2,245
Increase (decrease) resulting from:
Tax-exempt income	(663)	(562)	(538)
Non-deductible interest expense	60	46	58
Increase in investment in life insurance	(170)	(147)	(74)
Writedown of non-deductible goodwill	128	-	-
Other	(13)	82	8

	$ 837	$1,873	$1,699

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

The following table presents the risk-based and leverage capital amounts and ratios at December 31, 2003 and 2002 for the Corporation and the Bank:

Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)

As of December 31, 2003:
Total capital (to risk-weighted assets):
Commercial National Financial Corp.	$46,506	24.6%	$≥15,140	≥8.0%	N/A
Commercial Bank	44,748	23.8	≥15,067	≥8.0	$≥18,834	≥10.0%
Tier 1 capital (to risk-weighted assets):
Commercial National Financial Corp.	44,138	23.3	≥ 7,570	≥4.0	N/A
Commercial Bank	42,392	22.5	≥ 7,533	≥4.0	≥11,300	≥ 6.0
Tier 1 capital (to average assets):
Commercial National Financial Corp.	44,138	11.9	≥14,872	≥4.0	N/A
Commercial Bank	42,392	11.4	≥14,816	≥4.0	≥18,520	≥ 5.0

As of December 31, 2002:
Total capital (to risk-weighted assets):
Commercial National Financial Corp.	$46,868	25.2%	$≥14,875	≥8.0%	N/A
Commercial Bank	46,693	25.2	≥14,865	≥8.0	$≥18,582	≥10.0%
Tier 1 capital (to risk-weighted assets):
Commercial National Financial Corp.	44,539	24.0	≥ 7,438	≥4.0	N/A
Commercial Bank	44,366	23.9	≥ 7,433	≥4.0	≥11,149	≥ 6.0
Tier 1 capital (to average assets):
Commercial National Financial Corp.	44,539	12.1	≥14,926	≥4.0	N/A
Commercial Bank	44,366	12.0	≥14,791	≥4.0	≥18,489	≥ 5.0

Notes to Consolidated Financial Statements

Note 19 - Condensed Financial Information of Commercial National Financial Corporation (Parent Only)

Statements of Financial Condition

December 31,
2003	2002
(Restated)
(In Thousands)

Assets
Cash and cash equivalents	$ 54	$ 5
Securities available for sale	845	-
Investment in bank subsidiary	46,937	50,183
Investment in other subsidiaries	1,754	1,031

Total Assets	$49,590	$51,219

Liabilities and Shareholders’ Equity
Liabilities, accounts payable	$ 53	$ 14
Shareholders’ equity	49,537	51,205

Total Liabilities and Shareholders’ Equity	$49,590	$51,219

Statements of Income

Years Ended December 31,
2003	2002	2001
(Restated)
(In Thousands)

Dividends from bank subsidiary	$6,025	$3,824	$3,137
Other	14	-	-
Fees from bank subsidiary	278	303	189
Expenses	(281)	(303)	(189)

	6,036	3,824	3,137
Income taxes	3	-	-

	6,033	3,824	3,137
Equity in (excess of) undistributed earnings of subsidiaries	(2,472)	1,520	1,768

Net Income	$3,561	$5,344	$4,905

Notes to Consolidated Financial Statements

Note 19 - Condensed Financial Information of Commercial National Financial Corporation (Parent Only) (Continued)

Statements of Cash Flows

Years Ended December 31,
2003	2002	2001
(Restated)
(In Thousands)

Cash Flows from Operating Activities
Net income	$3,561	$5,344	$4,905
Adjustments to reconcile net income to net cash provided by operating activities:
Net security gains	(9)	-	-
Equity in undistributed earnings of subsidiaries	2,472	(1,520)	(1,768)
Issuance of treasury stock for compensation	4	1	-
Decrease in other assets	-	-	2
Increase (decrease) in accounts payable	23	(1)	-

Net Cash Provided by Operating Activities	6,051	3,824	3,139

Cash Flows from Investing Activities
Purchase of investment securities	(833)	-	-
Net cash used in acquisition	(100)	(235)	-
Proceeds from sale of securities	43	-	-
Investment in subsidiaries	(1,014)	-	-

Net Cash Used in Investing Activities	(1,904)	(235)	-

Cash Flows from Financing Activities
Dividends paid	(3,441)	(3,424)	(2,607)
Purchase of treasury stock	(657)	(165)	(529)

Net Cash Used in Financing Activities	(4,098)	(3,589)	(3,136)

Net Increase in Cash	49	-	3

Cash – Beginning	5	5	2

Cash – Ending	$ 54	$ 5	$ 5

Notes to Consolidated Financial Statements

Note 20 - Restatement

In May 2004, subsequent to the issuance of the Corporation’s 2003 consolidated financial statements, the Corporation signed a letter of intent to sell its insurance agency subsidiary (Gooder), which was acquired in December 2002 (see Note 2). In reviewing the impact of the potential sale of Gooder on the Corporation’s consolidated financial statements, management determined that it had incorrectly accounted for the Gooder acquisition. A deferred income tax liability (and corresponding goodwill asset) should have been, but was not, recorded with respect to the difference between the tax basis and the book basis of the intangible assets acquired in the amount of approximately $375,000.

In performing its impairment assessment of the acquired customer lists of Gooder in the fourth quarter of 2003, management determined that no impairment was present based on the carrying amount of these intangible assets. However, the goodwill asset that should have been recorded as a result of the Gooder acquisition was fully impaired. As a result, the 2003 consolidated financial statements have been restated to reflect a writedown of goodwill in the amount of $375,000, which is included in Other operating expenses in the Consolidated Statement of Income for 2003.

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
Page Number or
Exhibit		Incorporated by
Number

Description

Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the special meeting of
shareholders held
September 18, 1990

3.4	Amendment to Articles of	Exhibit A to definitive
	Incorporation	Proxy Statement filed for
the meeting of
shareholders held on
April 15, 1997

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the Quarter ended September 30, 2003

10.2	Employment agreement between Louis T. Steiner and Commercial Bank of Pennsylvania	Exhibit 10.2 to Form 10-Q for the Quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Filed herewith

14	Code of Ethics for Senior Financial Officers	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

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

By: /s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

May 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY

DATE

/s/ George V. Welty	May 21, 2004
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	May 21, 2004
Gregg E. Hunter, Vice Chairman of the Board, Director, Chief Executive Officer (principal executive officer)
/s/ Ryan M. Glista	May 21, 2004
Ryan M. Glista, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Wendy S. Schmucker	May 21, 2004
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	May 21, 2004
John T. Babilya, Director
/s/ George A. Conti, Jr.	May 21, 2004
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	May 21, 2004
Richmond H. Ferguson, Director
/s/ Dorothy S. Hunter	May 21, 2004
Dorothy S. Hunter, Director
/s/ Frank E. Jobe	May 21, 2004
Frank E. Jobe, Director
/s/ Steven H. Landers	May 21, 2004
Steven H. Landers, Director
/s/ John C. McClatchey	May 21, 2004
John C. McClatchey, Director

Joseph A. Mosso, Director
/s/ Joedda M. Sampson	May 21, 2004
Joedda M. Sampson, Director

/s/ Debra L. Spatola	May 21, 2004
Debra L. Spatola, Director
/s/ C. Edward Wible	May 21, 2004
C. Edward Wible, Director

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 21  -  Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial Bank of Pennsylvania	Pennsylvania

Commercial National Insurance Services, Inc.	Pennsylvania

Gooder Agency, Inc.	Pennsylvania

Highview Trust Company	Pennsylvania

The Corporation will provide without charge to any shareholder a copy of its 2003 annual report on form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION

STOCK TRANSFER DEPARTMENT

P.O. BOX 429

LATROBE, PA  15650