Form 10-Q
period 2004-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2004-05-21
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT April 30, 2004
Common Stock, $2 Par Value	3,430,376 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4. Controls and Procedures	14

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)

ASSETS
Cash and due from banks	$ 8,676	$ 8,877
Interest bearing deposits with
other banks	728	764
Total cash and cash equivalents	9,404	9,641

Investment securities available for sale	202,549	164,340
Restricted investments in bank stock	5,523	4,345

Loans (all domestic)	184,171	187,382
Allowance for loan losses	(2,480)	(2,462)
Net loans	181,691	184,920

Premises and equipment	5,143	5,005
Other assets	17,233	16,777

Total assets	$421,543	$ 385,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 52,987	$ 51,344
Interest bearing	210,876	207,872
Total deposits	263,863	259,216

Other liabilities	3,983	3,825
Short-term borrowings	48,650	17,450
Long-term borrowings	55,000	55,000
Total liabilities	371,496	335,491

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,430,376 shares outstanding
in 2004 and 2003	7,200	7,200
Retained earnings	41,942	41,748
Accumulated other comprehensive income -	4,062	3,746
Treasury stock, at cost, 169,624 shares in
2004 and 2003	(3,157)	(3,157)
Total shareholders' equity	50,047	49,537

Total liabilities and
shareholders' equity	$421,543	$385,028

                                                                                                                                                                             The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2004	2003
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,706	$2,850
Interest and dividends on investments:
Taxable interest	1,935	2,092
Interest exempt from federal
income tax	278	291
Other	4	80
Total interest income	4,923	5,313

INTEREST EXPENSE
Interest on deposits	877	997
Interest on short-term borrowings	51	-
Interest on long-term borrowings	726	720
Total interest expense	1,654	1,717

NET INTEREST INCOME	3,269	3,596
Provision for loan losses	56	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,213	3,596

OTHER INCOME
Asset management and trust income	225	153
Service charges on deposit accounts	207	185
Other service charges and fees	193	174
Security gains	795	-
Commissions and fees from insurance sales	170	208
Income from investment in life insurance	139	149
Other income	61	66
Total other income	1,790	935

OTHER EXPENSES
Salaries and employee benefits	1,740	1,528
Executive severance	233	-
Net occupancy expense	188	194
Furniture and equipment expense	201	167
Pennsylvania shares tax	134	119
Legal and professional	223	209
Other expense	924	849
Total other expenses	3,643	3,066

INCOME BEFORE INCOME TAXES	1,360	1,465
Income tax expense	308	322

NET INCOME	$1,052	$1,143

Average shares outstanding	3,430,376	3,452,123

EARNINGS PER SHARE, BASIC	$ .31	$ .33

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2003	$7,200	$41,748	$ (3,157)	$ 3,746	$49,537

Comprehensive Income
Net income	-	1,052	-	-	1,052

Other comprehensive income, net of tax:
Unrealized net gains on securities	-	-	-	316	316
Total Comprehensive Income					1,368

Cash dividends declared
$.25 per share	-	(858)	-	-	(858)

Balance at March 31, 2004	$7,200	$41,942	$ (3,157)	$ 4,062	$50,047

(unaudited)
Balance at December 31, 2002	$ 7,200	$41,628	$ (2,504)	$ 4,881	$51,205

Comprehensive Income
Net income	-	1,143	-	-	1,143
Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(518)	(518)
Total Comprehensive Income					625

Cash dividends declared
$.25 per share	-	(864)	-	-	(864)
Purchase of treasury stock	-	-	(180)	-	(180)

Balance at March 31, 2003	$ 7,200	$41,907	$(2,684)	$ 4,363	$50,786

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2004	2003

OPERATING ACTIVITIES
Net income	$1,052	$1,143
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	195	146
Amortization of intangibles	48	-
Provision for loan losses	56	-
Net accretion of loans and securities	(37)	(236)
Net securities gains	(795)	-
Income from investment in life insurance	(139)	(149)
Increase (decrease) in other liabilities	9	(586)
Increase in other assets	(379)	(210)
Net cash provided by operating activities	10	108

INVESTING ACTIVITIES
Increase in federal funds sold	-	(200)
Purchase of securities	(81,953)	(20,561)
Maturities and calls of securities	9,006	18,750
Proceeds from sales of securities available for sale	34,861	-
Net cash used in acquisition	-	(100)
Net (increase) decrease in loans	3,183	(9,565)
Purchase of premises and equipment	(333)	(371)
Net cash used in investing activities	(35,236)	(12,047)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,647	(8,011)
Increase in other short-term borrowings	31,200	-
Dividends paid	(858)	(864)
Purchase of treasury stock	-	(180)
Net cash provided by (used in) financing activities	34,989	(9,055)
Increase (decrease) in cash and cash equivalents	(237)	(20,994)

Cash and cash equivalents at beginning of year	9,641	30,928

Cash and cash equivalents at end of quarter	$9,404	$ 9,934

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 1,657	$ 1,848

Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

                                                  COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          March 31, 2004

Note 1                        Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), formerly known as Commercial National Bank of Pennsylvania, Commercial National Insurance Services, Inc. (CNIS) and Highview Trust Company (HTC). In December 2002, CNIS acquired Gooder Agency Inc., (Gooder). Gooder is a full service provider of insurance products to individuals and businesses and acts as an agent for fifteen national, regional and mutual insurance companies. Gooder’s results of operations are not material to the consolidated financial statements. In July 2003, the Bank’s application to convert to a Pennsylvania state chartered bank was approved by the Pennsylvania Department of Banking, and the Bank changed its name to Commercial Bank of Pennsylvania. In October 2003, the Corporation’s application to form a trust company was approved. This subsidiary, HTC, enables the Corporation to offer more investment products and the Corporation’s trust operations were transferred to HTC from the Bank. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2003, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2004 and the results of operations for the three month period ended March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

Note 2   Allowance for Loan Losses

The provision for loan losses is the amount added to the allowance against which actual loan losses are charged. The amount of the provision is determined by management through an evaluation of the size and quality of the loan portfolio, economic conditions, concentrations of credit, recent loan loss trends, delinquencies and other risks inherent within the loan portfolio.Based upon the Corporation’s most recent quarterly evaluation, management considers the allowance for loan losses to be adequate to absorb losses within in the loan portfolio.

The Corporation recorded a $56,000 provision for the three month period ended March 31, 2004. By comparison, the Corporation recorded no provision for the three month period ended a year ago. Net charge-offs amounted to $38,000 for the three months ended March 31, 2004.

Description of changes:

(dollars in thousands)
	2004	2003

Allowance balance January 1	$2,462	$2,707

Additions:
Provision charged to operating expenses	56	-
Recoveries on previously charged off loans	46	14

Deductions:
Loans charged off	(84)	(8)

Allowance balance March 31	$2,480	$2,713

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3    Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2004 and 2003 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2004	2003
Gross change in unrealized gains (losses) on
securities available for sale	$ 1,274	$(784)
Less: reclassification adjustment for gains
realized in income	(795)	-
Net unrealized gains (losses)	479	(784)
Tax effect	163	(266)
Net of tax amount	$ 316	$(518)

Note 4          Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5          Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit, $337,000 automatically renew within the next twelve months, $96,000 will expire within the next twelve months and $2,975,000 will expire within thirteen to one hundred and sixty months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING
ESTIMATES

Disclosure of the
Corporation’s significant accounting policies is included in
Note 1 to the Corporation’s Consolidated Financial Statements
contained in the Corporation’s Annual Report on Form 10-K for
the year ended December 31, 2003 (the 2003 Annual Report). Some of these policies are particularly sensitive, requiring that
significant judgments, estimates and assumptions be made by
management. Additional information is contained in the
Management’s Discussion and Analysis section of the 2003
Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

Significant estimates are
made by management in determining the allowance for loan losses.
Management considers a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral (if collateral dependent) and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not the Corporation continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the Consolidated Statements of Financial Condition. Management discussed the development and selection of critical accounting estimates and related Management and Discussion and Analysis disclosure with the Corporation’s
Audit Committee. There were no material changes made to the
critical accounting estimates during the periods presented
within.

OVERVIEW

The Corporation is a
financial holding company, with wholly-owned subsidiaries
Commercial Bank of Pennsylvania (the Bank), Commercial National
Insurance Services, Inc. (CNIS) and Highview Trust Company
(HTC).

The Corporation had net
income of $1.1 million, or $0.31 per share, for the first quarter ended March 31, 2004 compared to $1.1 million or $0.33 per share for the quarter ended March 31, 2003. The Corporation’s
return on average assets for the first quarter of 2004 and 2003 was
1.08% and 1.22%, respectively. Return on average equity for the same two periods was 8.47% and 9.09%, respectively.

The Corporation’s
largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the first quarter ended March 31, 2004 and 2003, net interest income was $3.3 million and $3.6 million, respectively. The
Corporation’s net interest income declined in the first
quarter of 2004 as earning asset yields continued to decline due to lower rates on new loans and increased loan refinancing activity.
Further compressing the Corporation’s net interest income was its inability to lower interest liability costs any further as the
Corporation utilized this advantage in prior years.

The Corporation realized
$795,000 in securities gains as the investment portfolio was repositioned to increase taxable income and reduce our alternative minimum tax position (AMT). Partly offsetting this gain was
severance expense of $233,000 related to the departure of the
Corporation’s previous President and Chief Executive
Officer.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

With its recent changes in
management, the Corporation now intends to focus on the banking subsidiary and growing through traditional loans and deposits supplemented by offering trust products to customers in its
marketplace. Management anticipates continued pressure on net interest income. The Corporation will continue to competitively price its loans and deposits with the intention of acquiring profitable market share. The Corporation will seek to reduce its operating expenses in order to offset an anticipated continued
decline in net interest income. This renewed focus will take time to implement and total operating results will be pressured until the focus is completely in place.

FINANCIAL
CONDITION

The Corporation’s
total assets increased by $36.5 million, or 9.48%, from December
31, 2003 to March 31, 2004. The increase was due to an increase of
$39.4 million in investment securities, which was slightly offset by a decline of $3.2 million in loans outstanding. The Corporation increased its investment securities by purchasing mortgage backed securities with the proceeds of short-term borrowings. This was done in order to increase taxable income from the difference of income earned on these investments less the interest paid on the borrowings. In April 2004, the Corporation sold these investments with the proceeds used to reduce associated short-term borrowings as bond yields rose to levels that exceeded the Corporation’s market risk tolerance. The decrease in loans outstanding in the first quarter of 2004 can be attributed to a $2.9 million decline in residential real estate secured loans as the Corporation’s lending activity has leveled off from the brisk pace experienced in
2003.

The Corporation’s
total deposits increased $4.6 million from December 31, 2003 to
March 31, 2004.  $3.0 million of such increase was in the
interest-bearing deposit accounts, while the remaining $1.6 million was in non-interest bearing demand accounts. These increases can be attributed to the Corporation offering free checking, competitive certificate of deposit rates and free business checking which commenced in December 2003.

Short-term borrowings
increased from $17.5 million on December 31, 2003 to $48.7 million at March 31, 2004. This increase is directly related to the
increase in investment securities described above. The Corporation made short-term borrowings to fund its purchases of investment securities. As noted earlier, these borrowings were reduced in
April 2004 with proceeds from the sale of investment
securities.

Shareholders' equity was
$50.0 million on March 31, 2004 compared to $49.5 million on
December 31, 2003. This increase is comprised of comprehensive income of $1.4 million less cash dividends of $858,000.
Comprehensive income for the three months ended March 31, 2004 included net income of $1.1 million and an unrealized gain on securities available for sale of $316,000. Book value per common share increased from $14.44 at December 31, 2003 to $14.59 at March
31, 2004.

RESULTS OF
OPERATIONS

First Three Months
of 2004 as compared to the First Three Months of
2003

Pre-tax income for the
first three months of 2004 was $1.4 million compared to $1.5 million for the same period of 2003, representing a 7.17% decrease.
The decrease was the result of lower net interest income and higher operating expense during the first three months of 2004. Included in pre-tax income is a gain of $795,000 on the sale of investment securities. These securities were sold to offset a $233,000
executive severance expense and to alleviate the
Corporation’s alternative minimum tax position.

Interest income for the
three months ended March 31, 2004 was $4.9 million, a decrease of
7.55% from interest income of $5.3 million for the three months ended March 31, 2003. The yield on the loan portfolio for the first three months of 2004 decreased seventy-five (75) basis points to
5.87%. This decrease is due to declining interest rates on loans over the past few years. Refinancing in all loan categories has caused the Corporation’s overall loan yield to decrease 200
basis points since year-end 2001. The yield on the securities portfolio for the first three months of 2004 decreased fifty-six
(56) basis points to 5.22%. This yield, like the yield on loans, continues to be negatively impacted by prepayments on higher yielding mortgage-backed securities and the reinvestment of funds into lower yielding securities. As a result, the yield on total average earning assets for the first three months of 2004 decreased sixty-four (64) basis points from 2003 to 5.56%.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Total interest expense of
$1.7 million for the first three months of 2004 was relatively unchanged from the first three months of 2003. For the three months ended March 31, 2004, interest on deposits decreased $120,000 or
12.04% from the same period a year ago. Due to higher volume, short-term borrowing expense was $51,000, or 100% greater in the first quarter of 2004 than it was in the first quarter of 2003. The average cost of interest-bearing liabilities for the first three months of 2004 was 2.34%, an eighteen (18) basis points decrease from the same period in 2003. After three years of interest expense savings in the declining interest rate environment, the Corporation will not benefit as greatly in 2004 as interest costs appear to have bottomed in the rate cycle. This is due to the perceived economic recovery and management’s reluctance to reduce our
core deposit rates (interest-bearing and savings deposit accounts)
and our decision to remain competitive in the pricing of
certificates of deposit.

As a result of the
foregoing, net interest income for the first three months of 2004 was $3.3 million, a decrease of $327,000, or 8.33% from net
interest income for the same period in 2003.

The Corporation recorded a
provision for loan losses of $56,000 for the three months ended
March 31, 2004 compared to no provision for the three months ended
March 31, 2003. The provision was determined based upon projected charge-offs and loan growth for the first quarter and the amount needed in the allowance as calculated in the adequacy for loan loss study.

Non-interest income for
the first three months of 2004 was $1.8 million, an increase of
$855,000 from non-interest income for the first three months of
2003. The main reason for this increase were gains of $795,000 on the sale of securities. Excluding these gains, non-interest income would have increased $60,000. The Corporation’s other income components increased due to increases in trust income, service charges on deposit accounts and fee income from services provided for customers. Partially offsetting these increases was a decrease in commission income from insurance sales.

Non-interest expense for
the first three months of 2004 reached $3.6 million, an increase of
$577,000 or 18.82% from non-interest expense for the first three months of 2003. Most of the increase is related to personnel costs, which rose by $445,000, or 29.12% from period to period. Of this increase, $233,000 was severance expense relating to the
resignation of the Corporation’s previous President and Chief
Executive Officer. Higher benefits and wages also contributed to the increase in personnel expense. A $34,000 increase in furniture and equipment expense was due to depreciation of equipment
purchases in the fourth quarter of 2003. Other expense grew by
8.83%, representing a $75,000 increase. Higher advertising expense was the main reason for the increase in other expenses.

Federal income tax for the
first three months of 2004 was $308,000 compared to $322,000 for the same period in 2003. The effective tax rates for the first three months of 2004 and 2003 were 22.65% and 21.98%,
respectively.

LIQUIDITY

Liquidity measurements
evaluate the Corporation’s ability to meet the cash flow
requirements of its depositors and borrowers. The most desirable source of liquidity is deposit growth. Additional liquidity is provided by the maturity of investments in loans and securities and the principal and interest received from those earning assets.
Another source of liquidity is represented by the
Corporation’s ability to sell both loans and securities. The
Bank is a member of the Federal Home Loan Bank (FHLB) system. The
FHLB provides an additional source for liquidity for long- and short-term funding. Additional sources of funding from financial institutions have been established for short-term funding
needs.

As of March 31, 2004, the
Corporation had available funding of approximately $97.0 million at the FHLB with an additional $26.4 million of short-term funding available through federal funds lines of credit.

The statement of cash
flows shows that $82.0 million were used for purchasing investment securities. To fund these purchases, $43.9 million came from the sales, maturities and prepayments of securities, a $3.2 million decrease in loans, deposit growth of $4.6 million and an increase in short-term borrowings of $31.2 million.

OFF BALANCE SHEET
ARRANGEMENTS

The Corporation’s
financial statements do not reflect off balance sheet arrangements that consist of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
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

The following table
identifies the Corporation’s commitments to extend credit,
obligations under letters of credit and commitments to purchase when-issued securities as of March 31, 2004.

 TOTAL
AMOUNT COMMITTED

 Financial instruments
whose contractual amounts represent credit risk:

Commitments to extend credit

 $36,380

Standby letters of credit

 434

Financial standby letters of credit

 2,974

 Commitments to purchase
when-issued securities

 39,788

CREDIT QUALITY RISK

The following table
presents a comparison of loan quality as of March 31, 2004 with that as of March 31, 2003. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

At March 31,

 2004

 2003

 Non-performing
loans:

       Loans on
non-accrual basis

$2,290

$2,371

       Past due loans
> 90 days

        9

     51

Total non-performing loans

2,299

2,422

 Foreclosed real
estate

980

    403

Total non-performing assets

$3,279

$2,825

 Loans outstanding at end
of period

$184,171

$178,601

 Average loans outstanding
(year-to-date)

$184,549

$172,176

 Non-performing loans as a
percent of total loans

1.25%

1.36%

 Provision for loan
losses

 $
         56

 $
-

 Net charge-offs
(recoveries)

 $
38

 $
(6)

 Net charge-offs as a
percent of average loans

  .02%

-

 Provision for loan losses
as a percent of net charge-offs

148.13%

-

 Allowance for loan losses
as a percent of average loans outstanding

1.34%

1.58%

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL
RESOURCES

The Federal Reserve
Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least
50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and
(4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of March 31, 2004, the Corporation, under these
guidelines, had Tier I and total equity capital to risk weighted assets ratios of 23.29% and 24.54% respectively. The leverage ratio was 11.60%.

The table below presents
the Corporation's capital position at March 31, 2004

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

 Assets

 Tier I Capital

$ 44,350

23.29%

 Tier I Capital
Requirement

7,616

4.00

 Total Equity
Capital

$ 46,732

24.54%

 Total Equity Capital
Requirement

15,232

8.00

 Leverage
Capital

$ 44,350

11.60%

 Leverage
Requirement

15,288

4.00

ITEM
3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Corporation’s
primary market risk is interest rate risk. Interest rate risk arises due to timing differences between interest sensitive assets and liabilities. Interest rate management seeks to maintain a balance between consistent income growth and the risk that is created by variations in the ability to reprice deposit and
investment categories. The effort to determine the effect of potential interest rate changes normally involves measuring the
"gap" between assets (loans and securities) subject to rate
fluctuation and liabilities (interest bearing deposits and
long-term borrowings) subject to rate fluctuation as related to earning assets over different time periods and calculating the ratio of interest sensitive assets to interest sensitive
liabilities.

Repricing periods for the
loans, securities, interest bearing deposits and long-term
borrowings are based on contractual maturities, where applicable, as well as the Corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and
withdrawal patterns of certain assets and liabilities. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal without penalty.
However, based upon historical performance, management considers a certain portion of the accounts to be stable core deposits and therefore are projected to reprice over a variety of time
periods.

The cumulative gap at the
one-year repricing period was negative in the amount of $28.3 million or 7.27% of total earning assets at March 31, 2004. This position is less asset-sensitive than the $577,000, or 0.17%
position at December 31, 2003. The change in our current position from year-end is due to a larger volume in overnight deposits and slower prepayments estimates in mortgage-backed securities. An asset or liability is considered to be sensitive if its cash flow characteristics or the interest yield it earns or pays is set to change within a certain time period. When the amount of
interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the
institution’s interest rate spread will widen and earnings
will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will respond favorably to a general decline in interest rates. Although the gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and not all assets and liabilities with similar maturities and repricing characteristics will reprice at the same time. An example of this would be with the deposit products. Certain deposit products can reprice immediately; however, they are not tied to an index. Management controls the pricing of all deposit products and can slowly reprice these deposits in a rising rate environment but in a rapidly rising rate environment, deposit rates may rise more quickly than management prefers and this action would have a negative impact on operating results.

The Corporation utilizes a
computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels)
and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and
liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4)
expected changes in administered rates on interest-bearing
transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes
in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up
200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and
predictions that are subject to continual refinement. These
assumptions and predictions include inputs to compute baseline net interest income, growth rates and a variety of other factors that are difficult to accurately predict.

Management regularly
monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s
interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.
       CONTROLS AND
PROCEDURES

Evaluation of
Disclosure Controls and Procedures

The Corporation maintains
a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed summarized and reported within the time periods specified in the rules and forms for such filings. Management of the
Corporation, under the direction of the Corporation’s Chief
Executive Officer and Chief Financial Officer, reviewed and
performed an evaluation of the effectiveness of the
Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of
March 31, 2004. Based on that review and evaluation, the Chief
Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the
Corporation by the Exchange Act, was recorded, processed,
summarized and reported within the applicable time
periods.

Changes in Internal
Controls

There have been no
significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2004.

PART II -
OTHER INFORMATION

ITEM 1.       LEGAL
PROCEEDINGS

Other than proceedings
which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its
subsidiaries is a party which, in management’s opinion, will have any material effect on the financial position of the
Corporation and its subsidiaries.

ITEM 2.       CHANGES IN
SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

In 2000, the Board of
Directors authorized the repurchase of up to 360,000 shares of the
Corporation’s common stock from time to time when warranted
by market conditions. There have been 169,624 shares purchased under this authorization through March 31, 2004. There were no shares repurchased under this program during the quarter ended
March 31, 2004.

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

 Exhibit 10.3 to Form 10-K
for the year ended December 31, 2003

 31.1

 Section 302 Certification
of Chief Executive Officer

 Filed herewith

 31.2

 Section 302 Certification
of Chief Financial Officer

 Filed herewith

 32.1

 Section 1350 Certification
of the Chief Executive Officer

 Filed herewith

 32.2

 Section 1350 Certification
of the Chief Financial Officer

 Filed herewith

b.
Reports on Form 8-K

A Form 8-K was filed on
January 31, 2004 announcing the resignations of Louis T. Steiner,
President and Chief Executive Officer and Louis A. Steiner,
Chairman of the Board

A Form 8-K was filed on
February 10, 2004 reporting the Corporation’s 2003 fourth
quarter earnings.

A Form 8-K was filed on
March 4, 2004 announcing the resignation of Louis A. Steiner from the Board of Directors.

SIGNATURES

Pursuant to the
requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 COMMERCIAL NATIONAL
FINANCIAL CORPORATION

 (Registrant)

 Dated:  May 21,
2004

 /s/ Gregg E.
Hunter

 Gregg E. Hunter, Vice
Chairman

 President and Chief
Executive Officer

 Dated:  May 21,
2004

 /s/ Ryan M.
Glista

 Ryan M. Glista, Senior
Vice President and

 Chief Financial
Officer