Form 10-Q
period 2004-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2004-08-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT July 31, 2004
Common Stock, $2 Par Value	3,423,926 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4. Controls and Procedures	15

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)

ASSETS
Cash and due from banks	$ 13,338	$ 8,877
Interest bearing deposits with
other banks	813	764
Total cash and cash equivalents	14,151	9,641

Federal funds sold	9,675	-

Investment securities available for sale	137,859	164,340
Restricted investments in bank stock	3,849	4,345

Loans (all domestic)	187,839	187,382
Allowance for loan losses	(1,823)	(2,462)
Net loans	186,016	184,920

Premises and equipment	4,940	5,005
Other assets	15,776	16,777

Total assets	$372,266	$ 385,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 60,939	$ 51,344
Interest bearing	208,075	207,872
Total deposits	269,014	259,216

Other liabilities	1,985	3,825
Short-term borrowings	-	17,450
Long-term borrowings	55,000	55,000
Total liabilities	325,999	335,491

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,423,926 and 3,430,376 shares outstanding
in 2004 and 2003	7,200	7,200
Retained earnings	42,099	41,748
Accumulated other comprehensive income	291	3,746
Treasury stock, at cost, 176,074 shares in 2004 and
169,624 shares in 2003	(3,323)	(3,157)
Total shareholders' equity	46,267	49,537

Total liabilities and
shareholders' equity	$372,266	$385,028

                                                                          The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

Three Months

Six Months

	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$2,715	$2,891	$5,421	$5,741
Interest and dividends on securities:
Taxable	2,012	1,792	3,947	3,884
Exempt from federal income taxes	50	301	328	592
Other	18	44	22	124
Total interest income	4,795	5,028	9,718	10,341

INTEREST EXPENSE
Interest on deposits	900	926	1,777	1,923
Interest on short-term borrowings	31	-	82	-
Interest on long-term borrowings	725	724	1,451	1,444
Total interest expense	1,656	1,650	3,310	3,367

NET INTEREST INCOME	3,139	3,378	6,408	6,974
PROVISION (CREDIT) FOR LOAN LOSSES	(492)	-	(436)	-

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	3,139	3,378	6,352	6,974

OTHER OPERATING INCOME:
Asset management and trust income	237	198	462	351
Service charges on deposit accounts	173	218	380	403
Other service charges and fees	150	156	343	330
Net security gains	51	-	846	-
Commissions and fees from insurance sales	172	277	342	485
Income from investment in life insurance	138	149	277	298
Loss on Gooder asset sale	(39)	-	(39)	-
Other income	126	71	187	137
Total other operating income	1,008	1,069	2,798	2,004

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,671	1,441	3,411	2,969
Executive severance	-	-	233	-
Net occupancy	184	176	372	370
Furniture and equipment	215	182	416	349
Pennsylvania shares tax	133	127	267	246
Legal and professional	143	196	366	405
Other expenses	923	945	1,847	1,794
Total other operating expenses	3,269	3,067	6,912	6,133

INCOME BEFORE INCOME TAXES	1,370	1,380	2,730	2,845
Income tax expense	356	276	664	598
Net income	$1,014	$1,104	$2,066	$2,247

Average Shares Outstanding	3,427,262	3,447,152	3,429,413	3,449,624

Earnings Per Share, basic	$0.29	$0.32	$0.60	$0.65

Dividends Paid Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2003	$7,200	$41,748	$ (3,157)	$ 3,746	$49,537

Comprehensive Income
Net income	-	2,066	-	-	2,066

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(3,455)	(3,455)
Total Comprehensive Income (Loss)					(1,389)

Cash dividends declared
$.50 per share	-	(1,715)	-	-	(1,715)

Purchase of treasury stock	-	-	(166)	-	(166)

Balance at June 30, 2004	$7,200	$42,099	$ (3,323)	$ 291	$46,267

(unaudited)
Balance at December 31, 2002	$ 7,200	$41,628	$ (2,504)	$ 4,881	$51,205

Comprehensive Income
Net income	-	2,247	-	-	2,247
Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(724)	(724)
Total Comprehensive Income					1,523

Cash dividends declared
$.50 per share	-	(1,725)	-	-	(1,725)
Purchase of treasury stock	-	-	(180)	-	(180)

Balance at June 30, 2003	$ 7,200	$42,150	$(2,684)	$ 4,157	$50,823

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2004	2003

OPERATING ACTIVITIES
Net income	$2,066	$2,247
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	396	314
Amortization of intangibles	96	105
Provision (credit) for loan losses	(436)	-
Net accretion of loans and securities	(99)	(424)
Net securities gains	(846)	-
Loss on sale of Gooder assets	39	-
Income from investment in life insurance	(277)	(298)
Decrease in other liabilities	(88)	(309)
Decrease in other assets	222	232
Net cash provided by operating activities	1,073	1,867

INVESTING ACTIVITIES
Increase in federal funds sold	(9,675)	(575)
Purchase of securities	(82,214)	(23,954)
Maturities and calls of securities	23,511	37,985
Proceeds from sales of securities available for sale	81,327	-
Proceeds from sale of Gooder assets	950	-
Net cash used in acquisition	-	(100)
Net increase in loans	(597)	(20,526)
Purchase of premises and equipment	(332)	(547)
Net cash provided by (used in) investing activities	12,970	(7,717)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,798	(11,198)
Decrease in other short-term borrowings	(17,450)	-
Dividends paid	(1,715)	(1,725)
Purchase of treasury stock	(166)	(180)
Net cash used in financing activities	(9,533)	(13,103)
Increase (decrease) in cash and cash equivalents	4,510	(18,953)

Cash and cash equivalents at beginning of year	9,641	30,928

Cash and cash equivalents at end of quarter	$14,151	$ 11,975

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 3,367	$ 3,497

Income Taxes	$ 540	$ 100

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2004

Note 1          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank of Pennsylvania (the Bank), formerly known as Commercial National Bank of Pennsylvania, Commercial National Insurance Services, Inc (CNIS) and Highview Trust Company (HTC). In December 2002, CNIS acquired the Gooder Agency Inc., (Gooder). Gooder is a full service provider of insurance products to individuals and businesses and acts as an agent for fifteen national, regional and mutual insurance companies. In June 2004, the Corporation sold all assets relating to Gooder. This move coincides with the Board of Directors’ business strategy that concentrates on growing its core banking business of loans and deposits while supplementing those services with trust and asset management related services. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2003, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2004 and the results of operations for the three and six months period ended June 30, 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

Note 2          Divestitures

In June 2004, the Corporation sold all assets relating to its insurance agency subsidiary, Gooder. In the transaction, the Corporation received $950,000. A $39,000 loss was recognized on the sale of such assets.

Note 3   Allowance for Loan Losses

The provision for loan losses is the amount added to the allowance against which actual loan losses are charged. The amount of the provision is determined by management through an evaluation of the size and quality of the loan portfolio, economic conditions, concentrations of credit, recent loan loss trends, delinquencies and other risks inherent within the loan portfolio.

Based upon the Corporation’s most recent quarterly evaluation, management considered the allowance for loan losses to be over allocated by $492,000. Due to this overage, the Corporation reduced the allowance for loan losses by $492,000. The reduction in the allowance consisted of specific allocations for several classified loans, totaling $3.2 million, which paid off during the first half of 2004. The excess allocation was recorded as a credit in the provision for loan losses.

The Corporation recorded a net credit of $436,000 to the allowance for loan losses for the six month period ended June 30, 2004. By comparison, the Corporation recorded no provision for the six month period ended June 30, 2003. Net (charge-offs)/recoveries amounted to ($203,000) and $7,000 for the six months ended June 30, 2004 and 2003, respectively.

Description of changes:

(Dollar amounts in thousands)
	2004	2003

Allowance balance January 1	$2,462	$2,707

Additions:
Provision (credit) charged against operating expenses	(436)	-
Recoveries on previously charged off loans	114	21

Deductions:
Loans charged off	(317)	(48)

Allowance balance June 30	$1,823	$2,680

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4    Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2004 and 2003 are as follows: (dollars in thousands)

	For three months		For six months
	ended June 30		ended June 30
	2004	2003	2004	2003
Gross change in unrealized gains (losses) on
securities available for sale	$ (5,663)	$(312)	$ (4,389)	$ (1,097)
Less: reclassification adjustment for gains
realized in income	(51)	-	(846)	-
Net unrealized gains (losses)	(5,714)	(312)	(5,235)	(1,097)
Tax effect	(1,943)	(106)	(1,780)	(373)
Net of tax amount	$ (3,771)	$(206)	$ (3,455)	$ (724)

Note 5            Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 6      Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit, $357,000 automatically renew within the next twelve months, $67,000 will expire within the next twelve months and $2,870,000 will expire within thirteen to one hundred and fifty-six months. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Additionally, the collateral securing these letters of credit amounted to $3,010,000. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

Note 7      Securities

The amortized cost and fair values of securities available for sale are as follows: (dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2004

Obligations of U.S.
Government Agencies	$ 11,501	$ 36	$ (53)	$ 11,484

Obligations of states and
political subdivisions	4,306	44	(178)	4,172

Mortgage-backed securities	121,611	2,063	(1,471)	122,203
	$137,418	$2,143	$ (1,702)	$137,859

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

OVERVIEW

The Corporation is a
financial holding company, with wholly-owned subsidiaries
Commercial Bank of Pennsylvania (the Bank), Commercial National
Insurance Services, Inc (CNIS) and Highview Trust Company
(HTC).

The Corporation had net
income of $2.1 million, or $0.60 per share, for the six months ended June 30, 2004 compared to $2.2 million or $0.65 per share for the same period ended a year ago. The Corporation’s return on average assets for six months ended 2004 and 2003 was 1.06% and
1.20%, respectively. Return on average equity for the same two periods was 8.77% and 8.78%, respectively.

The Corporation’s
largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2004 and 2003, net interest income was
$6.4 million and $7.0 million, respectively. The
Corporation’s net interest income has declined in 2004 due to lower earnings on loans and securities. This decline is due to loans and securities reinvesting at lower rates than what the
Corporation was previously earning. Further compressing net
interest income is the inability to lower interest liability costs any further as the Corporation  utilized this advantage in
prior years and interest rates have begun to stabilize.

Earnings for 2004 have
been impacted by $846,000 in net securities gains as the investment as the investment portfolio was repositioned to reduce our
alternative minimum tax position (AMT) and to offset a $233,000 executive severance related to the departure of the
Corporation’s previous President and Chief Executive Officer.
In addition to these events, the Corporation reduced the allowance for loan losses by $492,000 and recognized this reduction as a credit in the provision for loan losses of the income statement.
The reason for this decision is previously stated in Note 3 of the notes to consolidated financial statements. Also impacting earnings was a loss of $39,000 relating to the sale of the
Corporation’s insurance related assets.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

With its recent changes in
management and the selling of its insurance agency assets, the
Corporation is focusing on the banking subsidiary and growing through traditional loans and deposits supplemented by offering trust products to customers in its marketplace. Management
anticipates continued pressure on net interest income. The
Corporation will continue to competitively price its loans and deposits with the intention of acquiring profitable market share.
The Corporation will seek to reduce its operating expenses in order to offset an anticipated continued decline in net interest income.
This plan will take time to implement and operating results will be pressured until the plan is fully implemented.

FINANCIAL
CONDITION

The Corporation’s
total assets decreased by $12.8 million, or 3.31%, from December
31, 2003 to June 30, 2004. The decrease was due to a decline in investment securities, which were partially offset by an increase in federal funds sold and cash. The decline in securities was the result of prepayments received by the Corporation from
mortgage-backed securities. Proceeds from the sale of investment securities were reinvested into mortgage-backed securities. Total loans year to date increased $500,000 as the Corporation’s
lending activity has leveled off from the brisk pace experienced in
2003.

The Corporation’s
total deposits increased $9.8 million from December 31, 2003 to
June 30, 2004.  Of this increase, $9.6 million was in
non-interest bearing demand accounts. These increases can be attributed to the Corporation offering free checking and free business checking which commenced in December 2003. Interest bearing deposits are up only slightly due to the perceived customer reluctance to invest money when interest rates may be rising in the near future.

Shareholders' equity was
$46.3 million on June 30, 2004 compared to $49.5 million on
December 31, 2003. This decrease is due to unrealized losses of
$3.5 million on securities available for sale for the six month period ended June 30, 2004. This decrease in value is due to higher bond market rates which reduces the value of the
Corporation’s securities. Net income of $2.1 million was
offset by dividends paid of $1.7 million. Book value per common share decreased from $14.44 at December 31, 2003 to $13.51 at June
30, 2004.

RESULTS OF
OPERATIONS

First Six Months of
2004 as compared to the First Six Months of 2003

Pre-tax income for the
first six months of 2004 was $2.7 million compared to $2.8 million for the same period of 2003, representing a 4.04% decrease. The decrease was the result of lower net interest income as higher operating income was offset by higher operating expense during the first six months of 2004. Included in operating income is a gain of
$846,000 on the sale of investment securities. These securities were sold to offset a $233,000 executive severance expense and to alleviate the Corporation’s alternative minimum tax position.
Also included in operating income is a $492,000 loan loss reduction due to specified problem loans that paid off during 2004. These loans had allocated loss allowances while they were included in the
Corporation’s balance sheet. Since they are no longer carried on the balance sheet, the Corporation deemed it not necessary to carry this excess in the allowance.

Interest income for the
six months ended June 30, 2004 was $9.7 million, a decrease of
5.83% from interest income of $10.3 million for the six months ended June 30, 2003. The yield on the loan portfolio for the first six months of 2004 decreased sixty (60) basis points to 5.83%. This decrease is due to declining interest rates on loans over the past few years. Refinancing in all loan categories has caused the
Corporation’s overall loan yield to decrease over 200 basis
points since year-end 2001. The yield on the securities portfolio for the first six months of 2004 decreased fifty-four (54) basis points to 5.16%. This yield, like the yield on loans, continues to be negatively impacted by prepayments on higher yielding
mortgage-backed securities and the reinvestment of those funds into lower yielding securities. As a result, the yield on total average earning assets for the first six months of 2004 decreased
fifty-seven (57) basis points from 2003 to 5.51%.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Total interest expense of
$3.3 million for the first six months of 2004 was slightly lower than the first six months of 2003. For the six months ended June
30, 2004, interest on deposits decreased $146,000 or 7.59% from the same period a year ago. Due to higher volume, short-term borrowing expense was $82,000, or 100% greater in the first half of 2004 than it was in the first half of 2003. The average cost of
interest-bearing liabilities for the first six months of 2004 was
2.37%, a thirteen (13) basis points decrease from the same period in 2003. After three years of interest expense savings in the declining interest rate environment, the Corporation will not benefit as greatly in 2004 as interest costs appear to have
bottomed in the rate cycle. This is due to the perceived economic recovery and our reluctance to reduce core and time deposit rates in order to remain competitive in our market area.

As a result of the
foregoing, net interest income for the first six months of 2004 was
$6.4 million, a decrease of $566,000, or 8.12% from net interest income for the same period in 2003.

The Corporation recorded a
net credit in the provision for loan losses in the amount of
$436,000 for the six months ended June 30, 2004 compared to no provision for the six months ended June 30, 2003. This credit was the result of an excess in the allowance for loan losses
calculation based upon the information provided in Footnote 3 of the notes to consolidated financial statements.

Non-interest income for
the first six months of 2004 was $2.8 million, an increase of
$794,000 from non-interest income for the first six months of 2003.
The reason for this increase was gains of $846,000 on the sale of securities. Excluding this item, non-interest income would have decreased $52,000. Negatively affecting other income was a decrease in commission income from insurance sales, a loss on the sale
Gooder assets and a decline in service charges collected on deposit accounts due to the elimination of the overdraft privilege program and the introduction of free business checking.

Non-interest expense for
the first six months of 2004 reached $6.9 million, an increase of
$779,000 or 12.70% from non-interest expense for the first six months of 2003. Most of the increase is related to personnel costs, which rose by $675,000, or 22.63% from period to period. Of this increase, $233,000 was severance expense relating to the
resignation of the Corporation’s previous President and Chief
Executive Officer. Higher benefits and wages also contributed to the increase in personnel expense. A $67,000 increase in furniture and equipment expense was due to depreciation of equipment
purchases in the fourth quarter of 2003. Other expenses only grew by $53,000 due mostly to higher advertising and directors
fees.

Federal income tax for the
first six months of 2004 was $664,000 compared to $598,000 for the same period in 2003. The effective tax rates for the first six months of 2004 and 2003 were 24.32% and 21.02%,
respectively.

Three Months Ended
June 30, 2004 as Compared to the Three Months Ended June 30,
2003

The Corporation’s
pre-tax income for the second quarter of 2004 was relatively unchanged from $1.4 million for the same period of 2003. This was primarily due to the reduction on the allowance for loan losses which offset a decrease in net interest income and higher operating expense.

Interest income for the
second quarter of 2004 was $4.8 million, a decrease of 4.00% from interest income of $5.0 million for the second quarter of 2003. The decrease in interest income is the result of lower yields on loans and securities than what was earned a year ago. The loan yield decreased forty-seven (47) basis points to 5.79%, the securities yield decreased fifty-one (51) basis points to 5.09%. The yield on total average earning assets decreased fifty (50) basis points to
5.46%.

Interest expense during
the second quarter of 2004 was unchanged at $1.7 million when compared to the second quarter of 2003. The average cost decreased to 2.41%, a seven (7) basis points decrease from a year
ago.

Net interest income
declined 1.23% to $3.1 million during the second quarter of 2004 and yielded 3.28% of average total assets compared to 3.66% during the same period a year ago.

The Corporation recorded a
credit to the  provision for loan losses in the amount of
$492,000 during the second quarter of 2004 and no provision was recorded in 2003. This credit was the result of an excess
allocation in the allowance for loan losses. The reason for this excess is more fully described in Footnote 3 of the notes to consolidated financial statements.

Non-interest income
decreased $61,000 or 5.71%, to $1.0 million during the second quarter of 2004. Items indicated in the year-to-date comparison such as lower commission revenues from insurance sales, loss on sale of Gooder assets and a decline in service charges collected on deposit accounts due to the elimination of an overdraft checking program were the primary reasons for this decrease.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

Non-interest expense
increased $202,000 during the second quarter of 2004, a 6.59%
increase from the same period in 2003. Personnel costs rose by
$230,000 to $1.7 million due mostly to higher wages and benefits.
Legal and professional fees declined by $53,000 during the second quarter due to lower holding company activities and consultant fees. Expenditures in other expense categories either rose or declined slightly during the second quarter.

Federal income tax on
second quarter 2004 pretax earnings was $356,000 compared to
$276,000 a year ago. The second quarter effective tax rate was
25.99% and 20.00%, respectively. Net income after taxes declined
$103,000 to $689,000, equating to a 9.33% decrease. The annualized return on average assets was 1.05% for the second quarter June 30,
2004 compared to 1.20% for the second quarter of 2003. The
annualized return on average equity for the second quarter of 2004 was 8.72% compared to 8.88% for the second quarter of
2003.

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

The statement of cash
flows indicates cash outflows of $110.3 million were used for purchasing investment securities and equipment, increases in federal funds sold and loans and a decrease in short-term
borrowings. Cash inflows of $115.6 million came from the sales, maturities and prepayments of securities, deposit growth and proceeds from the sale of Gooder assets.

As of June 30, 2004, the
Corporation had available funding of approximately $222.5 million at the FHLB with an additional $30.0 million of short-term funding available through federal funds lines of credit.

The Corporation has
committed to purchase $30.0 million in mortgage-backed securities with settlement to occur during the third quarter.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

The following table
identifies the Corporation’s commitments to extend credit,
obligations under letters of credit and commitments to purchase when-issued securities as of June 30, 2004.

 (dollar amounts in thousands)

 TOTAL
AMOUNT COMMITTED

 Financial instruments
whose contractual amounts represent credit risk:

Commitments to extend credit

 $36,756

Standby letters of credit

 1,764

Financial standby letters of credit

 2,821

 Commitments to purchase
when-issued securities

 30,003

CREDIT QUALITY RISK

The following table
presents a comparison of loan quality as of June 30, 2004 with that as of December31, 2003. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

 June 30,
2004

 December
31, 2003

 (dollar
amounts in thousands)

 Non-performing
loans:

       Loans on
non-accrual basis

$1,739

$2,332

       Past due loans
> 90 days

        4

        5

Total non-performing loans

1,743

2,337

 Foreclosed real
estate

802

1,027

Total non-performing assets

$2,545

$3,364

 Loans outstanding at end
of period

$187,839

$187,382

 Average loans outstanding
(year-to-date)

$186,082

$194,664

 Non-performing loans as a
percent of total loans

0.93%

1.25%

 Provision (credit) for
loan losses

 $
         (436)

 $
39

 Net charge-offs
(recoveries)

 $
203

 $
284

 Net charge-offs as a
percent of average loans

  .11%

..15%

 Provision for loan losses
as a percent of net charge-offs

-

13.73%

 Allowance for loan losses
as a percent of average loans outstanding

0.98%

1.34%

Total
non-performing assets consist of loans past due 90 days or more, nonaccrual loans and foreclosed real estate.  Total
nonperforming assets declined by $845,000 to $2.5 million on June
30, 2004 compared to $3.4 million on December 31, 2003. During
2004, the Corporation received principal reductions and pay-offs amounting to $1.3 million on nonperforming assets and added
$441,000 in new nonperforming assets. Of this addition, $231,000 remains current and all payments received for the loans are applied to principal.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL
RESOURCES

The Federal Reserve
Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least
50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and
(4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of June 30, 2004, the Corporation, under these
guidelines, had Tier I and total equity capital to risk weighted assets ratios of 24.29% and 25.27% respectively. The leverage ratio was 11.91%.

The table below presents
the Corporation's capital position at June 30, 2004

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

 Assets

 Tier I Capital

$ 45,196

24.29%

 Tier I Capital
Requirement

7,443

4.00

 Total Equity
Capital

$ 47,019

25.27%

 Total Equity Capital
Requirement

14,886

8.00

 Leverage
Capital

$ 45,196

11.91%

 Leverage
Requirement

15,176

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

The cumulative gap at the
one-year repricing period was asset sensitive in the amount of
$47.0 million or 13.95% of total earning assets at June 30, 2004.
This position is more asset-sensitive than the $577,000, or 0.17%
position at December 31, 2003. The change in our current position from year-end is due to a change from federal funds purchased at
December 31, 2004 to federal funds sold at June 30, 2004. Also contributing to the increase in asset sensitivity were higher prepayment assumptions in mortgage-backed securities. The
assumptions are based upon a greater amount of mortgage-backed securities holdings on June 30, 2004 than on December 31, 2003. As with all mortgage related assets, cashflows are expected to slow in a rising rate environment and speed up in a declining rate
environment. With this in mind, asset sensitivity can change depending on what type of interest rate environment the economy is experiencing. An asset or liability is considered to be sensitive if its cash flow characteristics or the interest yield it earns or pays is set to change within a certain time period. When the amount of interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the
institution’s interest rate spread will widen and earnings
will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will respond favorably to a general decline in interest rates. Although the gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and not all assets and liabilities with similar maturities and repricing characteristics will reprice at the same time. An example of this would be with the deposit products. Certain deposit products can reprice immediately; however, they are not tied to an index. Management controls the pricing of all deposit products and can slowly reprice these deposits in a rising rate environment but in a rapidly rising rate environment, deposit rates may rise more quickly than management prefers and this action would have a negative impact on operating results.

The Corporation utilizes a
computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels)
and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and
liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4)
expected changes in administered rates on interest-bearing
transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes
in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up
200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and
predictions that are subject to continual refinement. These
assumptions and predictions include inputs to compute net interest income under different interest rate scenarios, growth rates and a variety of other factors that are difficult to accurately
predict.

The following table
presents the simulation model’s projected impact of an
immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing July 1, 2004.

 % Change in
Projected

 % Change in
Projected

 Change
in

 Baseline

 Economic

 Interest
Rates

 Net Interest
Income

 Value of
Capital

 +200 basis
points

 2.3%

 (21.9%)

 +100 basis
points

 1.2%

 (10.5%)

 -200 basis
points

 (2.2%)

 5.9%

 -100 basis
points

 (8.1%)

 5.3%

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of
Disclosure Controls and Procedures

The Corporation maintains
a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods
specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s
Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the
Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of
June 30, 2004. Based on that review and evaluation, the Chief
Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the
Corporation by the Exchange Act, was recorded, processed,
summarized and reported within the applicable time
periods.

Changes in Internal
Controls

There have been no
significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2004.

PART II -
OTHER INFORMATION

ITEM 1.     LEGAL
PROCEEDINGS

Other than proceedings
which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its
subsidiaries is a party which, in management’s opinion, will have any material effect on the financial position of the
Corporation and its subsidiaries.

ITEM 2.     CHANGES IN SECURITIES, USE OF
PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

ISSUER PURCHASES OF
EQUITY SECURITIES

Period

 Total
Number of Shares (or Units) Purchased

 Average
Price Paid per Share (or Unit)

 Total
Number of Shares (or Units) Purchased as Part of Publicly Announced
Plans or Programs

 Maximum
Number (or Approximate Dollar Value) of Shares (or Units) that May
Yet Be Purchased Under the Plans or Programs

 April

 1-30, 2004

 $

 May
1-31, 2004

 150

 $23.90

 150

 190,226

 June

 1-30, 2004

 6,300

 $25.74

 6,300

 183,926

 Total

 6,450

 $25.70

 6,450

 183,926

ITEM 3.     DEFAULTS UPON SENIOR
SECURITIES

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

a.    May 18, 2004
Annual Meeting of Shareholders

b.c   Directors elected at the meeting and results of
voting:

 Director

 For

 Against

 Withheld

 Abstentions

 John T. Babilya

 2,386,535

 304,809

 George A. Conti,
Jr.

 2,387,945

 303,399

 Frank E. Jobe

 2,370,475

 320,869

 Steven H.
Landers

 2,375,685

 315,659

 C. Edward Wible

 2,386,655

 304,689

Continuing
directors:

 Richmond H.
Ferguson

 Joseph A. Mosso

 Dorothy S.
Hunter

 Joedda M.
Sampson

 Gregg E. Hunter

 Debra L.
Spatola

 John C.
McClatchey

 George V. Welty

Ratification of the
appointment of Beard Miller Company LLP, as independent
auditors:

 For

 Against

 Withheld

 Abstain

 2,587,596

 103,648

 100

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

 Exhibit 10.3 to Form 10-K
for the year ended December 31, 2003

 31.1

 Section 302 Certification
of Chief Executive Officer

 Filed herewith

 31.2

 Section 302 Certification
of Chief Financial Officer

 Filed herewith

 32.1

 Section 1350 Certification
of the Chief Executive Officer

 Filed herewith

 32.2

 Section 1350 Certification
of the Chief Financial Officer

 Filed herewith

b.
Reports on Form 8-K

A Form 8-K was filed on
April 30, 2004 reporting the Corporation’s 2003 first quarter earnings.

A Form 8-K was filed on
May 6, 2004 announcing the Corporation’s intention to sell
its insurance agency subsidiary.

A Form 8-K was filed on
June 16, 2004 announcing the Corporation’s proposal to amend the Articles of Incorporation to eliminate cumulative voting.

SIGNATURES

Pursuant to the
requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 COMMERCIAL NATIONAL
FINANCIAL CORPORATION

 (Registrant)

 Dated:  August 13,
2004

 /s/ Gregg E.
Hunter

 Gregg E. Hunter, Vice
Chairman

 President and Chief
Executive Officer

 Dated:  August 13,
2004

 /s/ Ryan M.
Glista

 Ryan M. Glista, Senior
Vice President and

 Chief Financial
Officer