Form 10-Q
period 2004-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2004-11-12
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT October 31, 2004
Common Stock, $2 Par Value	3,413,426 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4. Controls and Procedures	17

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)

ASSETS
Cash and due from banks	$ 10,330	$ 8,877
Interest bearing deposits with
other banks	693	764
Total cash and cash equivalents	11,023	9,641

Investment securities available for sale	109,202	164,340
Restricted investments in bank stock	2,372	4,345
	111,574	168,685

Loans:	188,538	187,382
Allowance for loan losses	(1,839)	(2,462)
Net loans	186,699	184,920

Premises and equipment	4,888	5,005
Other assets	17,114	16,777

Total assets	$331,298	$ 385,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$ 60,531	$ 51,344
Interest bearing	208,411	207,872
Total deposits	268,942	259,216

Other liabilities	2,351	3,825
Short-term borrowings	15,125	17,450
Long-term borrowings	-	55,000
Total liabilities	286,418	335,491

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,413,426 and 3,430,376 shares outstanding
in 2004 and 2003	7,200	7,200
Retained earnings	39,018	41,748
Accumulated other comprehensive income	2,240	3,746
Treasury stock, at cost, 186,574 shares in 2004 and
169,624 shares in 2003	(3,578)	(3,157)
Total shareholders' equity	44,880	49,537

Total liabilities and
shareholders' equity	$331,298	$385,028

                                                                          The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

Three Months

Nine Months

	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$2,667	$2,895	$8,088	$8,635
Interest and dividends on securities:
Taxable	1,561	1,386	5,508	5,270
Exempt from federal income taxes	36	386	364	978
Other	100	36	122	161
Total interest income	4,364	4,703	14,082	15,044

INTEREST EXPENSE
Interest on deposits	916	828	2,693	2,750
Interest on short-term borrowings	13	-	95	-
Interest on long-term borrowings	678	734	2,129	2,179
Total interest expense	1,607	1,562	4,917	4,929

NET INTEREST INCOME	2,757	3,141	9,165	10,115
PROVISION (CREDIT) FOR LOAN LOSSES	-	-	(436)	-

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	2,757	3,141	9,601	10,115

OTHER OPERATING INCOME:
Asset management and trust income	230	162	692	513
Service charges on deposit accounts	159	237	539	640
Other service charges and fees	168	128	511	458
Net security gains	349	-	1,195	-
Commissions and fees from insurance sales	-	204	342	689
Income from investment in life insurance	107	122	384	420
Loss on Gooder asset sale	-	-	(39)	-
Other income	88	129	275	266
Total other operating income	1,101	982	3,899	2,986

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,483	1,619	4,894	4,589
Executive severance	-	-	233	-
Net occupancy	180	170	552	540
Furniture and equipment	196	175	612	523
Pennsylvania shares tax	133	127	400	373
Legal and professional	196	211	562	616
FHLB Advance prepayment penalty	4,402	-	4,402	-
Other expenses	780	805	2,627	2,599
Total other operating expenses	7,370	3,107	14,282	9,240

INCOME/(LOSS) BEFORE INCOME TAXES	(3,512)	1,016	(782)	3,861
Income tax expense/(benefit)	(1,286)	146	(622)	744
Net income/(loss)	$(2,226)	$870	$(160)	$3,117

Average Shares Outstanding	3,419,415	3,436,539	3,426,056	3,445,324

Earnings/(Loss) Per Share, basic	$(0.65)	$0.25	$(0.05)	$0.90

Dividends Paid Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2003	$7,200	$41,748	$ (3,157)	$ 3,746	$49,537

Comprehensive Loss
Net (loss)	-	(160)	-	-	(160)

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(1,506)	(1,506)
Total Comprehensive (Loss)					(1,666)

Cash dividends declared
$.75 per share	-	(2,570)	-	-	(2,570)

Purchase of treasury stock (16,950 shares)	-	-	(421)	-	(421)

Balance at September 30, 2004	$7,200	$39,018	$ (3,578)	$ 2,240	$44,880

(unaudited)
Balance at December 31, 2002	$ 7,200	$41,628	$ (2,504)	$ 4,881	$51,205

Comprehensive Income
Net income	-	3,117	-	-	3,117
Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(2,215)	(2,215)
Total Comprehensive Income					902

Cash dividends declared
$.75 per share	-	(2,584)	-	-	(2,584)
Purchase of treasury stock (23,584 shares)	-	-	(653)	-	(653)

Balance at September 30, 2003	$ 7,200	$42,161	$(3,157)	$ 2,666	$48,870

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2004	2003

OPERATING ACTIVITIES
Net income/(loss)	$ (160)	$3,117
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	574	471
Amortization of intangibles	120	153
Provision (credit) for loan losses	(436)	-
Net accretion of loans and securities	(103)	(522)
Net securities gains	(1,195)	-
Loss on sale of Gooder assets	39	-
Loss on sale of foreclosed real estate	24	-
Income from investment in life insurance	(384)	(420)
Decrease in other liabilities	(434)	(248)
Increase in other assets	(1,350)	(119)
Net cash provided by (used in) operating activities	(3,305)	2,432

INVESTING ACTIVITIES
Increase in federal funds sold	-	(1,575)
Purchase of securities	(112,674)	(41,207)
Maturities and calls of securities	34,769	58,330
Proceeds from sales of securities available for sale	133,969	-
Proceeds from sale of Gooder assets	950	-
Net cash used in acquisition	-	(100)
Net increase in loans	(1,280)	(20,677)
Purchase of premises and equipment	(457)	(637)
Net cash provided by (used in) investing activities	55,277	(5,866)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,726	(12,660)
Decrease in short-term borrowings	(2,325)	-
Repayment of long-term borrowings	(55,000)	-
Dividends paid	(2,570)	(2,584)
Purchase of treasury stock	(421)	(653)
Net cash used in financing activities	(50,590)	(15,897)
Increase (decrease) in cash and cash equivalents	1,382	(19,331)

Cash and cash equivalents at beginning of year	9,641	30,928

Cash and cash equivalents at end of period	$11,023	$ 11,597

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 5,197	$ 5,146

Income Taxes	$ 683	$ 421

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2003, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

Note 2          Divestitures

In June 2004, the Corporation sold all assets relating to its insurance agency subsidiary, Gooder. In the transaction, the Corporation received $950,000. A $39,000 loss was recognized on the sale of such assets. The results of operations of Gooder prior to the sale were not material to the consolidated results of operations.

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

During the Corporation’s second quarter evaluation, management considered the allowance for loan losses to be over allocated by $492,000. Due to this overage, the Corporation reduced the allowance for loan losses by $492,000. The reduction in the allowance consisted of specific allocations for several classified loans, totaling $3.2 million, which paid off during the first half of 2004. The excess allocation was recorded as a credit in the provision for loan losses.

The Corporation recorded a net credit of $436,000 to the allowance for loan losses for the nine month period ended September 30, 2004. By comparison, the Corporation recorded no provision for the nine month period ended September 30, 2003. Net charge-offs amounted to $187,000 and $33,000 for the nine months ended September 30, 2004 and 2003, respectively.

Description of changes:

(Dollar amounts in thousands)
	2004	2003

Allowance balance January 1	$2,462	$2,707

Additions:
Provision (credit) charged against operating expenses	(436)	-
Recoveries on previously charged off loans	167	29

Deductions:
Loans charged off	(354)	(62)

Allowance balance September 30	$1,839	$2,674

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4    Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2004 and 2003 are as follows: (dollars in thousands)

	For three months		For nine months
	ended September 30		ended September 30
	2004	2003	2004	2003
Gross change in unrealized gains (losses) on
securities available for sale	$ 3,302	$(2,259)	$ (1,087)	$ (3,356)
Less: reclassification adjustment for gains
realized in income	(349)	-	(1,195)	-
Net unrealized gains (losses)	2,953	(2,259)	(2,282)	(3,356)
Tax effect	1,004	(768)	(776)	(1,141)
Net of tax amount	$ 1,949	$(1,491)	$ (1,506)	$ (2,215)

Note 5            Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 6      Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit, $347,000 automatically renew within the next twelve months, $57,000 will expire within the next twelve months and $4,100,000 will expire within thirteen to one hundred and eighty months. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. $4,250,000 of these letters of credit are secured. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

Note 7      Securities

The amortized cost and fair values of securities available for sale are as follows: (dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2004

Obligations of U.S.
Government Agencies	$ 10,439	$ 30	$ (26)	$ 10,443

Obligations of states and
political subdivisions	4,306	106	(91)	4,321

Mortgage-backed securities	91,062	3,376	-	94,438
	$105,807	$3,512	$ (117)	$109,202

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Note 8                Earnings (Loss) Per Share

The Corporation has a simple capital structure with no dilutive securities outstanding.

Note 9                New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF), revised EITF No. 03-01(EITF 03-01), "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." EITF 03-01 includes revised guidance for evaluating and recording impairment losses on whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. The EITF 03-01 guidance is effective for fiscal years ending after June 15, 2004.

In September 2004, the FASB issued FASB Staff Position No. EITF Issue 03-01-1 (EITF 03-1-1), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"."  EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01 from reporting periods beginning after June 15, 2004, until implementation guidance is issued.  Once additional guidance has been released, the Corporation will evaluate the impact of implementation on the Corporation's financial condition and results of operations.

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
(HTC).

In a move to improve
future quarterly and annual earnings, the Corporation restructured its balance sheet and incurred a $4.4 million pretax charge
relating to the prepayment of $55.0 million in advances from the
Federal Home Loan Bank. The Corporation made the prepayment to reduce its exposure to interest rate risk and expects increased net interest income due to the reduction of interest expense. With this move, the Corporation can more competitively price loan and deposit products to gain market share from our competitors. The average rate paid on the advances was 5.22%. The advances were paid down from proceeds from a bond sale that occurred in August. These funds were temporarily placed in overnight deposits and were earning
1.35%. This obligation is listed in the Annual Report to
Shareholders on Form 10-K as long-term debt under the caption
Aggregate Contractual Obligations.

The Corporation had a net
loss of $160,000, or $0.05 per share, for the nine months ended
September 30, 2004 compared to net income of $3.1 million or $0.90 per share for the same period ended a year ago. The
Corporation’s return on average assets for nine months ended
2004 and 2003 was (0.06%) and 1.12%, respectively. Return on average equity for the same two periods was (0.44%) and 8.40%, respectively.

In addition to the
previously mentioned prepayment penalty, 2004 earnings have been affected by $1.2 million in net securities gains as the investment portfolio was repositioned to reduce our alternative minimum tax position (AMT), to offset a $233,000 executive severance related to the departure of the Corporation’s previous President and
Chief Executive Officer and to reduce extension, market and
interest rate risks. In addition to these events, the Corporation reduced the allowance for loan losses by $436,000 and recognized this reduction as a credit in the provision for loan losses on the income statement. The reason for this decision is previously stated
in Note 3 of the notes to consolidated financial statements. Also affecting earnings was a loss of $39,000 relating to the sale of the Corporation’s insurance subsidiary’s
assets.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Corporation’s
largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2004 and 2003, net interest income was $9.2 million and $10.1 million, respectively. The
Corporation’s net interest income has declined in 2004 due to lower earnings on loans and securities. This decline is due to loans and securities reinvesting at lower rates than what the
Corporation was previously earning. Further compressing net
interest income is the inability to lower interest liability costs any further as the Corporation utilized this advantage in prior years and interest rates have begun to stabilize. With prepayment of FHLB borrowings during the third quarter, the Corporation expects net interest income to significantly improve during the fourth quarter.

The Corporation’s
management intends to focus on core banking functions and on growing through traditional loans and deposits supplemented by offering trust products to customers in its marketplace. The
Corporation will continue to competitively price its loans and deposits with the intention of acquiring profitable market share.
The Corporation will seek to reduce its operating expenses in order to operate in a more efficient manner in the future.

FINANCIAL
CONDITION

The Corporation’s
total assets decreased by $53.7 million, or 13.95%, from December
31, 2003 to September 30, 2004. The decrease was due to a decline in investment securities, which were used to pay the
Corporation’s long-term FHLB borrowings and penalties. The
decline in securities was mainly the result of sales and
prepayments of mortgage-backed securities. Total loans year to date has increased slightly as the Corporation’s lending activity has leveled off from the brisk pace experienced in 2003.

The Corporation’s
total deposits increased $9.7 million from December 31, 2003 to
September 30, 2004.  Of this increase, $9.2 million was in
non-interest bearing demand accounts. These increases can be attributed to the Corporation offering free checking and free business checking which commenced in December 2003. Continued
competition for interest bearing deposits remains strong as these deposits have increased only $500,000 for the year.

For the year, long-term
debt decreased by $55.0 million. This was due to the early
redemption strategy that was implemented during the third quarter.
This debt was paid off with pre-existing surplus cash and cash equivalents from the sale and prepayments of investment
securities.

Shareholders' equity was
$44.9 million on September 30, 2004 compared to $49.5 million on
December 31, 2003. This decrease resulted from a net loss of
$160,000, unrealized losses of $1.5 million on securities available for sale for the nine month period ended September 30, 2004, payment of cash dividends of $2.6 million and $421,000 in treasury stock purchases. Book value per common share decreased from $14.44 at December 31, 2003 to $13.15 at September 30, 2004.

RESULTS OF
OPERATIONS

First Nine Months of
2004 as compared to the First Nine Months of
2003

A pre-tax loss for the
first nine months of 2004 was $782,000 compared to pre-tax income of $3.8 million for the same period of 2003, representing a 120.24%
decrease. The decrease was primarily due to a $4.4 million charge relating to the prepayment of the Corporation’s long-term
FHLB borrowings. Included in operating income is a gain of $1.2 million on the sale of investment securities. These securities were sold to offset a $233,000 executive severance expense, alleviate the Corporation’s alternative minimum tax position and to
reduce extension, market and interest rate risks. Also included in operating income is a reduction of $436,000 in the loan loss allowance due to specified problem loans that paid off during 2004.
These loans had allocated loss allowances while they were included in the Corporation’s balance sheet. Since they are no longer carried on the balance sheet, the Corporation deemed it not
necessary to carry this excess in the allowance.

Interest income for the
nine months ended September 30, 2004 was $14.1 million, a decrease of 6.39% from interest income of $15.0 million for the nine months ended September 30, 2003. The yield on the loan portfolio for the first nine months of 2004 decreased fifty-six (56) basis points to
5.77%. This decrease is due to declining interest rates on loans over the past few years. Refinancing in all loan categories has caused the Corporation’s overall loan yield to decrease by
more than 200 basis points since year-end 2001. The yield on the securities portfolio for the first nine months of 2004 decreased fifty-three (53) basis points to 4.94%.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This yield, like the yield
on loans, continues to be negatively impacted by prepayments on higher yielding mortgage-backed securities and those funds were reinvested into lower yielding securities and federal funds sold.
As a result, the yield on total average

earning assets for the
first nine months of 2004 decreased fifty-four (54) basis points from 2003 to 5.39%.

Total interest expense of
$4.9 million for the first nine months of 2004 was slightly lower than the first nine months of 2003. For the nine months ended
September 30, 2004, interest on deposits decreased $57,000 or 2.07%
from the same period a year ago. Due to volume, short-term
borrowing expense was $95,000, or 100% greater in the first nine months of 2004 than it was during the same period of 2003. The average cost of interest-bearing liabilities for the first nine months of 2004 was 2.41%, a five (5) basis points decrease from the same period in 2003.

As a result of the
foregoing, net interest income for the first nine months of 2004 was $9.2 million, a decrease of $950,000, or 9.39% from net
interest income for the same period in 2003.

The Corporation recorded a
net credit in the provision for loan losses in the amount of
$436,000 for the nine months ended September 30, 2004 compared to no provision for the nine months ended September 30, 2003. This credit was the result of the reduction of an excess in the
allowance for loan losses. See Footnote 3 of the notes to
consolidated financial statements.

Non-interest income for
the first nine months of 2004 was $3.9 million, an increase of
$900,000 from non-interest income for the first nine months of
2003. The reason for this increase was gains of $1.2 million on the sale of investment securities. Excluding this item, non-interest income would have decreased $200,000. Negatively affecting other income was a decrease in commission income from insurance sales due to the sale of Gooder, a loss on the sale Gooder assets and a decline in service charges due to the elimination of the overdraft privilege program and the introduction of free business
checking.

Non-interest expense for
the first nine months of 2004 reached $14.3 million, an increase of
$5.0 million or 54.57% from non-interest expense for the first nine months of 2003. $4.4 million of this increase is due to prepayment charges relating to the repayment of the Corporation’s
long-term FHLB borrowings. Personnel costs rose by $500,000, or
11.73% from period to period. Of this increase, $233,000 was severance expense relating to the resignation of the
Corporation’s previous President and Chief Executive Officer.
Higher hospitalization and wages also contributed to the increase in personnel expense. An $89,000 increase in furniture and
equipment expense was due to depreciation expense on equipment which was purchased in the fourth quarter of 2003. Other expenses grew slightly. Increases in advertising and directors’ fees
were offset with decreases in other expense categories.

Due to the year-to-date
net loss, the Corporation realized a federal income tax benefit for the first nine months of 2004 equal to $622,000 compared to federal income tax expense of $744,000 for the same period in
2003.

Three Months Ended
September 30, 2004 as Compared to the Three Months Ended September
30, 2003

The Corporation’s
pretax loss for the third quarter of 2004 was $3.5 million compared to pretax income $1.0 million for the same period of 2003. This loss can be attributed to the previously mentioned prepayment of long-term FHLB advances. This action created a prepayment penalty of $4.4 million and is recognized in other operating expense in the income statement.

Interest income for the
third quarter of 2004 was $4.4 million, a decrease of 7.21% from interest income of $4.7 million for the third quarter of 2003. The decrease in interest income is the result of lower yields on loans and securities than what was earned a year ago. The loan yield decreased forty-five (45) basis points to 5.67%, the securities yield decreased forty-six (46) basis points to 4.49%. The yield on total average earning assets decreased forty-six (46) basis points to 5.15%.

Interest expense during
the third quarter of 2004 increased $45,000 to $1.6 million when compared to the third quarter of 2003. The average cost increased to 2.47%, a ten (10) basis points increase from a year ago. The increase in interest expense is due to competitive pressures experienced by the Corporation to maintain and grow current deposit balances.

Net interest income
declined 12.23% to $2.8 million during the third quarter of 2004 and yielded 3.25% of average total earning assets compared to 3.75%
during the same period a year ago.

The Corporation recorded
no provision for loan losses during the third quarters of 2004 and
2003.

Non-interest income
increased $119,000 or 12.12%, to $1.1 million during the third quarter of 2004. This increase is due to securities gains of
$349,000 taken during the quarter. Excluding securities gains, non-interest income decreased $230,000. Lower

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

commission revenues from
insurance sales due to the sale of Gooder and a decline in service charges due to the elimination of an overdraft priviledge checking program were the primary reasons for this decrease.

Non-interest expense
increased $4.3 million during the third quarter of 2004, a 137.21%
increase from the same period in 2003. Excluding the previously mentioned FHLB prepayment penalty, non-interest expense would have decreased $139,000 for the third quarter ended September 30, 2004.
Personnel costs declined by $136,000 to $1.5 million due mainly by attrition from the selling of Gooder and related reduced benefits.
There were no significant changes in all other expense categories during the third quarter, when compared with the same period of the prior year. The Corporation continues to focus on operating expense controls.

Federal income tax benefit
on the third quarter 2004 pretax loss was $1.3 million compared to federal income tax expense of $276,000 for the same period a year ago.

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

The statement of cash
flows indicates there were cash outflows of $174.7 million.
Security purchases ($112.7 million) and a reduction in long-term debt ($55.0 million) were the primary contributors to these
outflows. Cash inflows of $179.4 million came from the sales, maturities and prepayments of securities, deposit growth and proceeds from the sale of Gooder assets.

As of September 30, 2004,
the Corporation had available funding of approximately $227.3 million at the FHLB with an additional $24.9 million of short-term funding available through federal funds lines of credit.

OFF BALANCE SHEET
ARRANGEMENTS

The Corporation’s
financial statements do not reflect off balance sheet arrangements that consist of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other
termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The types of collateral obtained by the
Corporation may include accounts receivable, inventory, property, plant and equipment and income producing commercial
properties.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(continued)

The following table
identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of September 30,
2004.

 (dollar amounts in thousands)

 TOTAL
AMOUNT COMMITTED

 Financial instruments
whose contractual amounts represent credit risk:

Commitments to extend credit

 $37,899

Standby letters of credit

 454

Financial standby letters of credit

 4,050

Total

42,403

CREDIT QUALITY RISK

The following table
presents a comparison of loan quality as of September 30, 2004 with that as of December 31, 2003. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

 For the
nine month

 period
ended

 For the
year ended

 September 30, 2004

 December
31, 2003

 (dollar
amounts in thousands)

 Non-performing
loans:

       Loans on
non-accrual basis

$1,698

$2,332

       Past due loans
> 90 days

        -

        5

Total non-performing loans

1,698

2,337

 Foreclosed real
estate

736

1,027

Total non-performing assets

$2,434

$3,364

 Loans outstanding at end
of period

$188,538

$187,382

 Average loans outstanding
(year-to-date)

$186,749

$194,664

 Non-performing loans as a
percent of total loans

0.90%

1.25%

 Provision (credit) for
loan losses

 $
         (436)

 $
39

 Net charge-offs
(recoveries)

 $
187

 $
284

 Net charge-offs as a
percent of average loans

  .10%

..15%

 Provision for loan losses
as a percent of net charge-offs

-

13.73%

 Allowance for loan losses
as a percent of average loans outstanding

0.99%

1.34%

Total non-performing
assets consist of loans past due 90 days or more, nonaccrual loans and foreclosed real estate.  Total nonperforming assets
declined by $930, 000 to $2.4 million on September 30, 2004
compared to $3.4 million on December 31, 2003. During 2004, the
Corporation received principal reductions and pay-offs amounting to
$1.4 million on nonperforming assets and added $452,000 in new nonperforming assets. Of total nonperforming assets, $918,000 remain current and all payments received for the loans are applied to principal.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL
RESOURCES

The Federal Reserve
Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least
50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and
(4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of September 30, 2004, the Corporation, under
these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 22.80% and 23.80% respectively. The leverage ratio was 11.43%. Due to the simple holding company structure of the Corporation, total assets are comprised mostly from the Bank. Therefore, the Bank’s capital ratios are not
materially different than the Corporation’s.

The table below presents
the Corporation's capital position at September 30, 2004

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

 Assets

 Tier I Capital

$ 41,884

22.72%

 Tier I Capital
Requirement

7,375

4.00

 Total Equity
Capital

$ 43,726

23.71%

 Total Equity Capital
Requirement

14,750

8.00

 Leverage
Capital

$ 41,884

11.43%

 Leverage
Requirement

14,653

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

The cumulative gap at the
one-year repricing period was asset sensitive in the amount of $6.0 million or 2.02% of total earning assets at September 30, 2004.
This position is more asset-sensitive than the $577,000, or 0.17%
position at December 31, 2003. The change in our current position from year-end is due to the reduction in interest-bearing
liabilities created by the prepayment of long-term FHLB
borrowings.

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

ITEM
3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(continued)

with the deposit products.
Certain deposit products can reprice immediately; however, they are not tied to an index. Management controls the pricing of all deposit products and can slowly reprice these deposits in a rising rate environment but in a rapidly rising rate environment, deposit rates may rise more quickly than management prefers and this action could have a negative impact on operating results. Another item that can affect interest sensitivity are cashflows from mortgage related assets. Cashflows are expected to decrease (or extend the assets) in a rising rate environment and increase (or shorten the assets) in a declining rate environment.

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

The following tables
present the simulation model’s projected impact of an
immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing October 1, 2004 and January 1, 2004

As of October 1,
2004

 % Change in
Projected

 % Change in
Projected

 Change
in

 Baseline

 Economic

 Interest
Rates

 Net Interest
Income

 Value of
Capital

 +200 basis
points

 (0.5%)

 (5.6%)

 +100 basis
points

 0.2%

 (0.8%)

 -100 basis
points

 (1.2%)

 (7.1%)

 -200 basis
points

 (5.1%)

 (13.6%)

As of January 1,
2004

 % Change in
Projected

 % Change in
Projected

 Change
in

 Baseline

 Economic

 Interest
Rates

 Net Interest
Income

 Value of
Capital

 +200 basis
points

 (2.8%)

 (8.9%)

 +100 basis
points

 (3.6%)

 (2.0%)

 -100 basis
points

 (5.2%)

 (8.2%)

 -200 basis
points

 (12.9%)

 (12.9%)

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of
Disclosure Controls and Procedures

The Corporation maintains
a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods
specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s
Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the
Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of
September 30, 2004. Based on that review and evaluation, the Chief
Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the
Corporation by the Exchange Act, was recorded, processed,
summarized and reported within the applicable time
periods.

Changes in Internal
Controls

There have been no
significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2004.

PART II -
OTHER INFORMATION

ITEM 1.     LEGAL
PROCEEDINGS

Other than proceedings
which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its
subsidiaries is a party which, in management’s opinion, will have any material effect on the financial position of the
Corporation and its subsidiaries.

ITEM 2.     UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF
EQUITY SECURITIES

Period

 Total
Number of Shares (or Units) Purchased

 Average
Price Paid per Share (or Unit)

 Total
Number of Shares (or Units) Purchased as Part of Publicly Announced
Plans or Programs

 Maximum
Number (or Approximate Dollar Value) of Shares (or Units) that May
Yet Be Purchased Under the Plans or Programs

 July 2004

 0

 -

 0

 August 2004

 10,500

 $24.31

 10,500

 173,426

 September 2004

 0

 -

 0

 173,426

 Total

 10,500

 $24.31

 10,500

 173,426

On November 17, 1998, the
Board of Directors of the Corporation authorized a stock buyback program. The program authorizes the Corporation to purchase up to
360,000 shares of common stock at such times after December 31,
1998.

ITEM 3.     DEFAULTS UPON SENIOR
SECURITIES

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

a.    September 21,
2004 Special Meeting of Shareholders

b.   Proposal of the Board of Directors to amend the Articles
of Incorporation to eliminate cumulative voting.

c.

 For

 Against

 Withheld

 Abstentions

 1,872,478

 359,137

 200

d.   Not
applicable

ITEM 5.     OTHER
INFORMATION

a.       Not applicable

At its regularly scheduled Board
meeting on October 19, 2004, Commercial National Financial
Corporation’s Board of Directors unanimously approved an
amendment to the Corporation’s by-laws that revises the
procedures for nominating the nominees to the Corporation’s
Board of Directors. The amendment to the bylaws amends Section 9.1 of the current bylaws by deleting it and adding a completely new
Section 9.1 in its place.  The amendment provides more
stringent and detailed procedures that must be followed before a proposed nominee for election to the Board can be nominated at the annual meeting of shareholders. For more information on this matter, please refer to the Corporation’s Form 8-K filing
submitted on October 21, 2004.

ITEM
6.
EXHIBITS

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

 3.5

 Amendment to Articles of
Incorporation

 Exhibit A to definitive
Proxy Statement filed for the meeting of shareholders held on
September 22, 2004

 3.6

 Complete Articles of
Incorporation, including all amendments to date

 Filed Herewith

 3.7

 Amendment to By-Laws of
Registrant

 Exhibit 3 to Form 8-K
filed October 21, 2004

 3.8

 Complete By-Laws of
Registrant, including all amendment to date

 Filed Herewith

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

 Dated:  November 12,
2004

 /s/ Gregg E.
Hunter

 Gregg E. Hunter, Vice
Chairman

 President and Chief
Executive Officer

 Dated:  November 12,
2004

 /s/ Ryan M.
Glista

 Ryan M. Glista, Senior
Vice President and

 Chief Financial
Officer