Form 10-K
period 2004-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2005-03-29
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

  Yes [   ] No [X ]

The aggregate market value of registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, as of June 30, 2004, the last business day

of the registrant’s most recently completed second fiscal quarter.                                                                         $63,574,614

Number of shares of common stock outstanding at March 24, 2005                                                                           3,430,376

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2005 annual meeting of shareholders to be held May 17, 2005 are incorporated by reference into Part III of this Form 10-K. In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part II of this Form 10-K.
Commercial National Financial Corporation

Form 10-K

INDEX

Part I

PAGE

PART I

Item 1.  Business

Description of Business

Commercial National Financial Corporation (the “Corporation”) is a Pennsylvania corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and as a financial holding company under the Gramm Leach Bliley Act of 1999 (“GLB”).  Through its subsidiary the Corporation is engaged in banking and trust operations.

The Bank Subsidiary

The Corporation is owner of 100% of the outstanding shares of common stock of Commercial Bank & Trust of PA (the “Bank”) formerly known as Commercial Bank of Pennsylvania. The Bank has been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, Pennsylvania, two (2) in Unity Township, Pennsylvania and one (1) each in Ligonier, West Newton, Greensburg, Norwin and Hempfield Township, Pennsylvania. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building that houses the Bank’s downtown Latrobe banking office is the location of the Corporation's and the Bank's executive and administrative offices. The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system.

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

In June 2004, the Corporation sold all assets relating to Gooder. In  December 2004, the Corporation received regulatory approval to merge HTC with the Bank. These moves were made to coincide with the Board of Directors’ new business strategy that concentrates on growing its core banking business through traditional loans and deposits while supplementing those services with trust and asset management related services.
Competition

All aspects of the Corporation’s business are highly competitive. The Corporation competes with major financial institutions, several national and state banks, thrift institutions, credit unions, mortgage brokers, finance companies, insurance companies, investment companies and mutual funds.

Customers are generally influenced by convenience of location, quality of service, price of services and availability of products. The Corporation believes that it effectively competes with other financial service providers within its market area.

Supervision and Regulation

Introduction

The Corporation and the Bank are subject to extensive regulation by federal and state agencies.   The primary focus of these regulations is for the protection of depositors, federal deposit insurance funds and the banking system, not for the protection of security holders.  Set forth below is a brief description of certain laws which relate to the regulation of the Corporation and its subsidiaries.  The description is not meant to be complete and is qualified by reference to applicable laws and regulations.

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

Employees

As of December 31, 2004, the Corporation employed 124 people in full- and part-time positions. Approximately 58 employees are represented by the United Auto Workers, Local 1799.  In 2004, the Corporation and bargaining unit employees entered into a five-year labor agreement that will expire in December 2008.

Executive Officers of the Corporation

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name

	Age	Present and Previous Positions

Gregg E. Hunter	46	Vice chairman, president and chief executive officer (February 2004 -
		present), Vice chairman and chief financial officer
		(December 1995 to January 2004)

Ryan M. Glista	37	Senior vice president and chief financial officer (February 2004 -
		present), Vice president/comptroller (December 1997
		To January 2004), assistant vice president/
		controller (December 1995 to November 1997)

Wendy S. Schmucker	36	Secretary/treasurer and senior vice president, division manager
		corporate administration (February 2004 – present) Secretary/treasurer
		And vice president, manager corporate administration (November
		1997 to January 2004)

Susan R. Skoloda	30	Vice president, corporate controls and community relations officer
		(March 2004 to present); assistant vice president (April 2001 to
		February 2004); assistant secretary/treasurer (April 1998 to present)

Item 2.  Properties

All of the Corporation’s facilities are owned with the exception of the Lincoln Road banking office and adjacent drive-up facility and the Norwin Hills banking office. All of the properties are used in their entirety for banking purposes. In each case, the properties have been maintained in good repair, are well suited for their present use and appear to be adequate for the immediate needs of the Corporation and its subsidiary. The locations of the Corporation’s real properties can be found in the Annual Report to Shareholders.

Item 3.  Legal Proceedings

The Corporation, in the normal course of business, is subject to various legal proceedings. Management does not expect the outcome of these proceedings to have a material adverse impact on the Corporation’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Corporation’s security holders during the last quarter of its fiscal year ended December 31, 2004.

PART II

Item 5.            Market for Registrant's Common Equity AND Related Stockholder Matters

Information appearing in the Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the Annual Report) in the section titled “Common Stock Information” is incorporated herein by reference in response to this item.  As of March 24, 2005 there were 484 shareholders of record of the Corporation's common stock. The number of beneficial shareholders is approximately 814.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The Corporation carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2004 (the “Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the applicable time period.

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

Item 9B.         OTHER INFORMATION

PART III

Item 10.         Directors and Executive Officers of the Registrant

Information concerning (i) directors, appearing under the captions “Election of Directors” and “Director’s Meetings and Committees” in the Corporation’s Proxy Statement, related to the Annual Meeting of Shareholders to be held May 17, 2005 (the “Proxy Statement”) (ii) information concerning executive officers, appearing under the caption “Executive Officers of the Company” in Part I of this Form 10-K, and (iii) information contained under the section “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement, are incorporated herein by reference to this Item 10.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management AND

                        RELATED STOCKHOLDER MATTERS

The information contained in the sections titled “Beneficial Ownership of Common Stock” and “Beneficial Ownership by Officers, Directors and Nominees” in the Proxy Statement is incorporated herein by reference to this Item 12.

The following table provides information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

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

A Directors Call Program was established by the Bank in 2002 as an opportunity for directors to earn shares of common stock of the Corporation. Directors are awarded shares of common stock based on the number and type of referrals given to the Bank to increase its business volumes. The program is open to independent directors only. There were no shares of common stock awarded under the program in 2004.

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

PART IV

Item 15.         Exhibits AND Financial Statement Schedules

(a)   The consolidated financial statements and exhibits listed below are filed as part of this report.  Financial statement schedules are omitted as they are not applicable.

(1)   The Corporation’s consolidated financial statements, the notes thereto and the report of the independent public accountants of the Annual Report and are incorporated herein by reference.

Page Number or
Exhibit		Incorporated by
Number

Description

Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amended Articles of Incorporation	Exhibit 3.6 to Form 10-Q
Filed for the quarter ended
September 30, 2004

3.4	Amended Bylaws of Registrant	Exhibit 3.8 to Form 10-Q
Filed for the quarter ended
September 30, 2004

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the Quarter ended September 30, 2003

10.2	Employment agreement between Louis T. Steiner and Commercial Bank of Pennsylvania	Exhibit 10.2 to Form 10-Q for the Quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10-3 to Form 10-K for the period ended December 31, 2004.

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2004	Filed herewith

14	Code of Ethics for Senior Financial Officers	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY

DATE

/s/ George V. Welty	March 15, 2005
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	March 15, 2005
Gregg E. Hunter, Vice Chairman of the Board, Director, Chief Executive Officer (principal executive officer)
/s/ Ryan M. Glista	March 15, 2005
Ryan M. Glista, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Wendy S. Schmucker	March 15, 2005
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 15, 2005
John T. Babilya, Director
/s/ George A. Conti, Jr.	March 15, 2005
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 15, 2005
Richmond H. Ferguson, Director
/s/ Dorothy S. Hunter	March 15, 2005
Dorothy S. Hunter, Director
/s/ Frank E. Jobe	March 15, 2005
Frank E. Jobe, Director
/s/ Steven H. Landers	March 15, 2005
Steven H. Landers, Director
/s/ John C. McClatchey	March 15, 2005
John C. McClatchey, Director
/s/ Joseph A. Mosso	March 15, 2005
Joseph A. Mosso, Director
/s/ Joedda M. Sampson	March 15, 2005
Bruce A. Robinson, Director

/s/ Debra L. Spatola	March 15, 2005
Debra L. Spatola, Director
/s/ C. Edward Wible	March 15, 2005
C. Edward Wible, Director

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 21  -  Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial Bank & Trust of PA	Pennsylvania

Commercial National Insurance Services, Inc.	Pennsylvania

The Corporation will provide without charge to any shareholder a copy of its 2004 annual report on form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION

STOCK TRANSFER DEPARTMENT

P.O. BOX 429

LATROBE, PA  15650