Form 10-Q
period 2005-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2005-05-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT April 30, 2005
Common Stock, $2 Par Value	3,413,426 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4. Controls and Procedures	14

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)

ASSETS
Cash and due from banks	$ 9,765	$ 7,685
Interest bearing deposits with
other banks	71	101
Total cash and cash equivalents	9,836	7,786

Investment securities available for sale	90,791	99,455
Restricted investments in bank stock	1,227	1,806

Loans (all domestic)	194,315	192,255
Allowance for loan losses	(1,646)	(1,855)
Net loans	192,669	190,400

Premises and equipment	4,619	4,644
Other assets	16,738	16,281

Total assets	$315,880	$ 320,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 57,898	$ 62,284
Interest bearing	208,174	203,534
Total deposits	266,072	265,818

Other liabilities	1,526	1,944
Short-term borrowings	4,425	7,950
Total liabilities	272,023	275,712

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,413,426 shares outstanding	7,200	7,200
Retained earnings	39,134	38,946
Accumulated other comprehensive income	1,101	2,092
Treasury stock, at cost, 186,574 shares	(3,578)	(3,578)
Total shareholders' equity	43,857	44,660

Total liabilities and
shareholders' equity	$315,880	$320,372

                                                                          The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2005	2004
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,710	$2,706
Interest and dividends on investments:
Taxable	1,266	1,935
Exempt from federal income tax	34	278
Other	4	4
Total interest income	4,014	4,923

INTEREST EXPENSE
Interest on deposits	1,016	877
Interest on short-term borrowings	16	51
Interest on long-term borrowings	-	726
Total interest expense	1,032	1,654

NET INTEREST INCOME	2,982	3,269
Provision/(credit) for loan losses	(470)	56
NET INTEREST INCOME AFTER
PROVISION/ (CREDIT) FOR LOAN LOSSES	3,452	3,213

OTHER INCOME
Asset management and trust income	207	225
Service charges on deposit accounts	127	207
Other service charges and fees	194	193
Security gains	-	795
Commissions and fees from insurance sales	-	170
Income from investment in life insurance	126	139
Other income	62	61
Total other income	716	1,790

OTHER EXPENSES
Salaries and employee benefits	1,384	1,740
Executive severance	-	233
Net occupancy expense	177	188
Furniture and equipment expense	181	201
Pennsylvania shares tax	138	134
Legal and professional	127	223
Other expense	725	924
Total other expenses	2,732	3,643

INCOME BEFORE INCOME TAXES	1,436	1,360
Income tax expense	395	308

NET INCOME	$1,041	$1,052

Average shares outstanding	3,413,426	3,430,376

EARNINGS PER SHARE, BASIC	$ .31	$ .31

The accompanying notes are an integral part of these consolidated financial statements.
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2004	$7,200	$38,946	$ (3,578)	$ 2,092	$44,660

Comprehensive Income
Net income	-	1,041	-	-	1,041

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(991)	(991)
Total Comprehensive Income					50

Cash dividends declared
$.25 per share	-	(853)	-	-	(853)

Balance at March 31, 2005	$7,200	$39,134	$ (3,578)	$ 1,101	$43,857

(unaudited)
Balance at December 31, 2003	$7,200	$41,748	$ (3,157)	$ 3,746	$49,537

Comprehensive Income
Net income	-	1,052	-	-	1,052

Other comprehensive income, net of tax:
Unrealized net gains on securities	-	-	-	316	316
Total Comprehensive Income					1,368

Cash dividends declared
$.25 per share	-	(858)	-	-	(858)

Balance at March 31, 2004	$7,200	$41,942	$ (3,157)	$ 4,062	$50,047

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2005	2004

OPERATING ACTIVITIES
Net income	$1,041	$1,052
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	159	195
Amortization of intangibles	24	48
Provision/(credit) for loan losses	(470)	56
Net accretion of loans and securities	(11)	(37)
Net securities gains	-	(795)
Income from investment in life insurance	(126)	(139)
Increase in other liabilities	93	9
Increase in other assets	(356)	(379)
Net cash provided by operating activities	354	10

INVESTING ACTIVITIES
Purchase of securities	-	(81,953)
Maturities and calls of securities	7,168	10,184
(Purchase) redemption of restricted investments in bank stock	579	(1,178)
Proceeds from sales of securities available for sale	-	34,861
Net (increase) decrease in loans	(1,793)	3,183
Purchase of premises and equipment	(134)	(333)
Net cash provided by (used in) investing activities	5,820	(35,236)

FINANCING ACTIVITIES
Net increase in deposits	254	4,647
Increase (decrease) in other short-term borrowings	(3,525)	31,200
Dividends paid	(853)	(858)
Net cash provided by (used in) financing activities	(4,124)	34,989
Increase (decrease) in cash and cash equivalents	2,050	(237)

Cash and cash equivalents at beginning of year	7,786	9,641

Cash and cash equivalents at end of quarter	$9,836	$9,404

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 1,049	$ 1,657

Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note 1                            Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA, formerly known as Commercial Bank of Pennsylvania, and Commercial National Insurance Services, Inc (CNIS). In December 2002, CNIS acquired The Gooder Agency Inc., (Gooder) which was subsequently sold in 2004. In July 2003, the Bank’s application to convert to a Pennsylvania state chartered bank was approved by the Pennsylvania Department of Banking (PDOB), and the Bank changed its name to Commercial Bank of Pennsylvania. In October 2003, the Corporation’s application to form a trust company, Highview Trust Company (HTC), was approved. In December 2004, the Corporation received approval from the PDOB and the Federal Deposit Insurance Corporation to merge HTC into Commercial Bank of Pennsylvania. The merged institution resulted in a name change to Commercial Bank & Trust of PA (the Bank). With this restructuring, the trust operations of HTC have become part of the operation of the Bank. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2004, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2005 and the results of operations for the three month period ended March 31, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

During the Corporation’s first quarter 2005 evaluation, management considered the allowance for loan losses to be over allocated by $470,000. Due to this overage, the Corporation reduced the allowance for loan losses by $470,000. The reason for this reduction is attributed to the Corporation receiving funds from the settlement of a lawsuit against an insurer over the collateral from a previously charged-off commercial loan. The proceeds, less current year legal costs associated with such loan, amounted to $285,000. The remaining credit is related to the receipt of the net sale proceeds of a parcel of improved real estate held as collateral for a classified loan relationship which had a specific allowance allocation. This collateral was sold in the first quarter of 2005. By comparison, the Corporation recorded a $56,000 provision for the three month period ended a year ago. Net recoveries of previously charged-off loans amounted to $261,000 for the three months ended March 31, 2005.

Description of changes:

(dollars in thousands)
	2005	2004

Allowance balance January 1	$1,855	$2,462

Provision/(credit) charged to operating expenses	(470)	56
Recoveries on previously charged off loans	291	46
Loans charged off	(30)	(84)

Allowance balance March 31	$1,646	$2,480

COMMERCIAL NATIONAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3    Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2005 and 2004 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2005	2004
Gross change in unrealized gains (losses) on
securities available for sale	$ (1,501)	$ 1,274
Less: reclassification adjustment for gains
realized in income	-	(795)
Net unrealized gains (losses)	(1,501)	479
Tax effect	(510)	163
Net of tax amount	$ (991)	$ 316

Note 4            Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5      Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $377,000 automatically renew within the next twelve months, $32,000 will expire within the next twelve months and $4,024,000 will expire within thirteen to one hundred and seventy three months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

Note 6      Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2005 and 2004 was 3,413,426 and 3,430,376, respectively.

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

CRITICAL ACCOUNTING
ESTIMATES

Disclosure of the
Corporation’s significant accounting policies is included in
Note 1 to the Corporation’s Consolidated Financial Statements
contained in the Corporation’s Annual Report on Form 10-K for
the year ended December 31, 2004 (the 2004 Annual Report). Some of these policies are particularly sensitive, requiring that
significant judgments, estimates and assumptions be made by
management. Additional information is contained in the
Management’s Discussion and Analysis section of the 2004
Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

Significant estimates are
made by management in determining the allowance for loan losses.
Management considers a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral (if collateral dependent) and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not the Corporation continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded in the Consolidated Statements of Financial Condition. Management discussed the development and selection of critical accounting estimates and related Management and Discussion and Analysis disclosure with the Corporation’s
Audit Committee. There were no material changes made to the
critical accounting estimates during the periods presented
within.

OVERVIEW

The Corporation had net
income of $1.0 million, or $0.31 per share, for the first quarter ended March 31, 2005 compared to $1.1 million or $0.31 per share for the quarter ended March 31, 2004. The Corporation’s
return on average assets for the first quarter of 2005 and 2004 was
1.31% and 1.08%, respectively. Return on average equity for the same two periods was 9.32% and 8.47%, respectively.

The major item impacting
2005’s net income was a credit for loan losses in the amount of $470,000. Please refer to Note 2 for more information on this item. By comparison, first quarter 2004 net income was impacted by
$795,000 in securities gains as the investment portfolio was repositioned to increase taxable income and reduce our alternative minimum tax position (AMT). Partly offsetting this gain was
severance expense of $233,000 related to the departure of the
Corporation’s previous President and Chief Executive
Officer.

The Corporation’s
largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the first quarter ended March 31, 2005 and 2004, net interest income was $3.0 million and $3.3 million, respectively. The
Corporation’s net interest income declined in the first
quarter of 2005 due to lower income on investments. The reason for lower investment income is due to lower volume of investments when compared to a year ago. Partially offsetting the decline in
interest income was a decline in interest expense. The main reason for this decline is related to the elimination of long-term debt in
2004.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL
CONDITION

The Corporation’s
total assets decreased by $4.5 million, or 1.40%, from December 31,
2004 to March 31, 2005. The decrease was due to a decline of $9.2 million in investment securities, which was partially offset by increases of $2.3 million in loans outstanding and $2.1 million in cash and cash equivalents. The decline in investment securities was mostly due to cashflows from mortgage backed securities with the proceeds used to fund loans and reduce short-term borrowings. The increase in loans in the first quarter of 2005 can be attributed to improved activity in commercial lending.

The Corporation’s
total deposits increased $254,000 from December 31, 2004 to March
31, 2005.  As mentioned the Corporation’s 2004 annual
report, the Corporation had a single customer transfer all
non-interest bearing deposit accounts, totaling $5.7 million, out of the bank during January 2005. Interest-bearing deposits had strong growth in the first quarter of 2005 due to higher rates and certificates of deposit promotions.

Short-term borrowings
decreased from $8.0 million on December 31, 2004 to $4.4 million at
March 31, 2005. Proceeds from security cashflows were used pay down short-term borrowings.

Shareholders' equity was
$43.9 million on March 31, 2005 compared to $44.6 million on
December 31, 2004. This decrease is comprised of comprehensive income of $50,000 less cash dividends of $853,000. Comprehensive income for the three months ended March 31, 2005 included net income of $1.0 million and an unrealized loss on securities
available for sale of $991,000. Book value per common share
decreased from $13.08 at December 31, 2004 to $12.85 at March 31,
2005.

RESULTS OF
OPERATIONS

First Three Months
of 2005 as compared to the First Three Months of
2004

Pre-tax income for the
first three months of 2005 was $1,436,000 compared to $1,360,000 for the same period of 2004, representing a 5.64% increase. The increase was the result of a $470,000 credit for loan losses and lower operating expenses which offset declines in net interest income and other income.

Interest income for the
three months ended March 31, 2005 was $4.0 million, a decrease of
18.46% from interest income of $4.9 million for the three months ended March 31, 2004. The yield on the loan portfolio for the first three months of 2005 decreased twenty-four (24) basis points to
5.62%. This decrease is mainly related to the refinancing of residential mortgages that continued into 2004. The yield on the securities portfolio for the first three months of 2005 increased thirty-two (32) basis points to 5.54%. This yield increased due to the sale and maturity of lower yielding securities over the last year. The yield on total average earning assets for the first three months of 2005 increased three (3) basis points from 2004 to
5.59%.

Total interest expense of
$1.0 million for the first three months of 2005 decreased by
$622,000 or 37.59% from the first three months of 2004. For the three months ended March 31, 2005, interest on deposits increased
$139,000 from the same period a year ago. Due to lower volume, short-term borrowing expense was $35,000 less in the first quarter of 2005 than it was in the first quarter of 2004. The Corporation had no long-term borrowing expense for 2005 compared to $726,000 for the first three months of 2004. The average cost of
interest-bearing liabilities for the first three months of 2005 was
1.95%, a thirty-nine (39) basis points decrease from the same period in 2004.

As a result of the
foregoing, net interest income for the first three months of 2005 was $3.0 million, a decrease of $287,000, or 8.78% from net
interest income for the same period in 2004. Although short-term rates are rising, the yield curve remains flat. In this
environment, the Corporation will continue to experience difficulty in booking higher yielding loans. In contrast to loans, rising short-term rates have led to higher rates on deposits for the
Corporation.

The Corporation recorded a
credit for loan losses of $470,000 for the three months ended March
31, 2005 compared to a $56,000 provision for the three months ended
March 31, 2004. The credit was determined based upon the
information previously provided in Note 2 of the Notes to
Consolidated Financial Statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Non-interest income for
the first three months of 2005 was $716,000, a decrease of $1.1 million from non-interest income for the first three months of
2004. The main reason for this decrease was gains of $795,000 on the sale of securities in 2004. Due to the sale of the insurance agency subsidiary (Gooder) in 2004, the Corporation no longer has insurance sales commission income. For the three months ended March
31, 2004, insurance sales commissions were $170,000. Service charges on deposit accounts were down due to the elimination of the overdraft privilege checking program.

Non-interest expense for
the first three months of 2005 reached $2.7 million, a decrease of
$900,000 or 25.01% from non-interest expense for the first three months of 2004. Personnel costs declined by $356,000, or 20.46%
from period to period. This decline is attributed to less staff due to the sale of Gooder and attrition in addition to lower benefits costs in 2005. Also included in the first quarter of 2004 was a
$233,000 severance expense relating to the resignation of the
Corporation’s previous President and Chief Executive Officer.
Legal and Professional expense declined by $96,000 as the
Corporation expects to incur less holding company and loan
collecting services in 2005. Other expense declined by 21.54%, representing a $199,000 decrease. Decreases in advertising,
memberships and dues, and the elimination of costs associated to
Gooder, which accounted for $87,000, were the reasons for the decrease in other expenses.

Federal income tax for the
first three months of 2005 was $395,000 compared to $308,000 for the same period in 2004. The effective tax rates for the first three months of 2005 and 2004 were 27.51% and 22.65%, respectively.
The increase in the effective rate is due to lower income from tax-free securities in 2005 when compared to the same period a year ago.

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

As of March 31, 2005, the
Corporation had available funding of approximately $184.0 million at the FHLB.

Cash inflows of $8.0
million and $255,000 from security calls and maturities and deposit growth, respectively were used to fund loan growth ($1.8 million)
and pay down short-term borrowings ($3.5 million).

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table
identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31,
2005.

 TOTAL
AMOUNT COMMITTED

 Financial instruments
whose contractual amounts represent credit risk:

Commitments to extend credit

 $39,788

Standby letters of credit

 409

Financial standby letters of credit

 4,024

CREDIT QUALITY RISK

The following table
presents a comparison of loan quality as of March 31, 2005 with that as of March 31, 2004. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

At March 31,

 2005

 2004

 Non-performing
loans:

       Loans on
non-accrual basis

$1,534

$2,290

       Past due loans
> 90 days

-

        9

       Renegotiated
loans

  3,055

-

Total non-performing loans

4,589

2,299

 Foreclosed real
estate

686

980

Total non-performing assets

$5,275

$3,279

 Loans outstanding at end
of period

$194,315

$184,171

 Average loans outstanding
(year-to-date)

$193,039

$184,549

 Non-performing loans as a
percent of total loans

2.36%

1.25%

 Provision/(credit) for
loan losses

 $
         (470)

 $
         56

 Net charge-offs
(recoveries)

 $
(261)

 $
38

 Net charge-offs as a
percent of average loans

  -

  .02%

 Provision for loan losses
as a percent of net charge-offs

-

148.13%

 Allowance for loan losses
as a percent of average loans outstanding

0.85%

1.34%

As of March 31, 2005,
$733,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. $2.5 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. The request was due to the seasonality of the customers’ business. The Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan prepayment terms.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL
RESOURCES

The Federal Reserve
Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least
50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and
(4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high
liquidity, low interest-rate exposure and the highest regulatory rating.  As of March 31, 2005, the Corporation, under these
guidelines, had Tier I and total equity capital to risk weighted assets ratios of 22.20% and 23.07% respectively. The leverage ratio was 13.42%. The capital position of the Bank is not materially different from the Corporation’s.

The table below presents
the Corporation's capital position at March 31, 2005

(Dollar amounts in
thousands)

 Percent

 of
Adjusted

 Amount

 Assets

 Tier I Capital

$ 42,049

22.20%

 Tier I Capital
Requirement

7,576

4.00

 Total Equity
Capital

$ 43,695

23.07%

 Total Equity Capital
Requirement

15,151

8.00

 Leverage
Capital

$ 42,049

13.42%

 Leverage
Requirement

12,530

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

The cumulative gap at the
one-year repricing period was positive in the amount of $13.5 million or 4.76% of total earning assets at March 31, 2005. This position is slightly more asset-sensitive than the $12.8 million, or 4.38% position at December 31, 2004. An asset or liability is considered to be sensitive if its cash flow characteristics or the interest yield it earns or pays is set to change within a certain time period. When the amount of interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the institution’s interest rate spread will
widen and earnings will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will respond favorably to a general decline in interest rates. Although the gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and not all assets and liabilities with similar maturities and repricing characteristics will reprice at the same time. An example of this would be with the deposit
products. Certain deposit products can reprice immediately;
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

As of March 31, 2005, the
results from the computer simulation of interest rate risk do not materially differ than what was presented in the
Corporation’s 2004 Annual Report to Shareholders.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of
Disclosure Controls and Procedures

The Corporation maintains
a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods
specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s
Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the
Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of
March 31, 2005. Based on that review and evaluation, the Chief
Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the
Corporation by the Exchange Act, was recorded, processed,
summarized and reported within the applicable time
periods.

Changes in Internal
Controls

There have been no
significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2005.

PART II -
OTHER INFORMATION

ITEM 1.     LEGAL
PROCEEDINGS

Other than proceedings
which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its
subsidiaries is a party which, in management’s opinion, will have any material effect on the financial position of the
Corporation and its subsidiaries.

ITEM 2.     UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

In 2000, the Board of
Directors authorized the repurchase of up to 360,000 shares of the
Corporation’s common stock from time to time when warranted
by market conditions. There have been 186,574 shares purchased under this authorization through March 31, 2005. There were no shares repurchased under this program during the quarter ended
March 31, 2005.

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

 3.4

 Amendment to Articles of
Incorporation

 Exhibit 3.8 to Form 10-Q
filed for the quarter ended September 30, 2004

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

 Dated:  May 13,
2005

 /s/ Gregg E.
Hunter

 Gregg E. Hunter, Vice
Chairman

 President and Chief
Executive Officer

 Dated:  May 13,
2005

 /s/ Ryan M.
Glista

 Ryan M. Glista, Senior
Vice President and

 Chief Financial
Officer