Form 10-Q
period 2005-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2005-08-15
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes[ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT July 31, 2005
Common Stock, $2 Par Value	3,413,426 Shares

18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4. Controls and Procedures	15

PART II - OTHER INFORMATION

18

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Cash and due from banks	$ 7,685	$ 7,685
Interest bearing deposits with
other banks	64	101
Total cash and cash equivalents	7,749	7,786

Federal funds sold	5,350	-

Investment securities available for sale	81,926	99,455
Restricted investments in bank stock	943	1,806

Loans (all domestic)	204,429	192,255
Allowance for loan losses	(1,647)	(1,855)
Net loans	202,782	190,400

Premises and equipment,net	4,524	4,644
Other assets	15,525	16,281

Total assets	$318,799	$ 320,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 64,440	$ 62,284
Interest bearing	208,445	203,534
Total deposits	272,885	265,818

Other liabilities	1,656	1,944
Short-term borrowings	-	7,950
Total liabilities	274,541	275,712

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,413,426 shares outstanding	7,200	7,200
Retained earnings	39,182	38,946
Accumulated other comprehensive income	1,454	2,092
Treasury stock, at cost, 186,574	(3,578)	(3,578)
Total shareholders' equity	44,258	44,660

Total liabilities and
shareholders' equity	$318,799	$320,372

The accompanying notes are an integral part of these consolidated financial statements.

18

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$2,787	$2,715	$5,497	$5,421
Interest and dividends on securities:
Taxable	1,170	2,012	2,436	3,947
Exempt from federal income taxes	33	50	67	328
Other	37	18	41	22
Total interest income	4,027	4,795	8,041	9,718

INTEREST EXPENSE:
Interest on deposits	1,071	900	2,087	1,777
Interest on short-term borrowings	6	31	22	82
Interest on long-term borrowings	-	725	-	1,451
Total interest expense	1,077	1,656	2,109	3,310

NET INTEREST INCOME	2,950	3,139	5,932	6,408
PROVISION (CREDIT) FOR LOAN LOSSES	-	(492)	(470)	(436)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	2,950	3,631	6,402	6,844

OTHER OPERATING INCOME:
Asset management and trust income	229	237	436	462
Service charges on deposit accounts	148	173	275	380
Other service charges and fees	164	150	358	343
Net security gains	-	51	-	846
Commissions and fees from insurance sales	-	172	-	342
Income from investment in life insurance	127	138	253	277
Loss on Gooder asset sale	-	(39)	-	(39)
Other income	50	126	112	187
Total other operating income	718	1,008	1,434	2,798

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,308	1,671	2,692	3,411
Executive severance	-	-	-	233
Net occupancy	191	184	368	372
Furniture and equipment	191	215	372	416
Pennsylvania shares tax	140	133	278	267
Legal and professional	146	143	273	366
Other expenses	719	923	1,444	1,847
Total other operating expenses	2,695	3,269	5,427	6,912

INCOME BEFORE INCOME TAXES	973	1,370	2,409	2,730
Income tax expense	242	356	637	664
Net income	$731	$1,014	$1,772	$2,066

Average Shares Outstanding	3,413,426	3,427,262	3,413,426	3,429,413

Earnings Per Share, basic	$0.21	$0.29	$0.52	$0.60

Dividends Paid Per Share	$0.20	$0.25	$0.45	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

18

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2004	$7,200	$38,946	$(3,578)	$ 2,092	$44,660

Comprehensive Income
Net income	-	1,772	-	-	1,772

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(638)	(638)
Total Comprehensive Income					1,134

Cash dividends declared
$.45 per share	-	(1,536)	-	-	(1,536)

Balance at June 30, 2005	$7,200	$39,182	$ (3,578)	$ 1,454	$44,258

(unaudited)
Balance at December 31, 2003	$7,200	$41,748	$(3,157)	$ 3,746	$49,537

Comprehensive Income
Net income	-	2,066	-	-	2,066
Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(3,455)	(3,455)
Total Comprehensive Loss					(1,389)

Cash dividends declared
$.50 per share	-	(1,715)	-	-	(1,715)
Purchase of treasury stock	-	-	(166)	-	(166)

Balance at June 30, 2004	$7,200	$42,099	$ (3,323)	$ 291	$46,267

The accompanying notes are an integral part of these consolidated financial statements.

18

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2005	2004

OPERATING ACTIVITIES
Net income	$1,772	$2,066
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	325	396
Amortization of intangibles	49	96
Provision (credit) for loan losses	(470)	(436)
Net accretion of loans and securities	(26)	(99)
Net securities gains	-	(846)
Loss on sale of Gooder assets	-	39
Income from investment in life insurance	(253)	(277)
Increase (decrease) in other liabilities	40	(88)
Decrease in other assets	960	222
Net cash provided by operating activities	2,397	1,073

INVESTING ACTIVITIES
Increase in federal funds sold	(5,350)	(9,675)
Purchase of securities	(602)	(82,214)
Maturities and calls of securities	18,053	23,511
Proceeds from sales of securities	-	81,327
Proceeds from sale of Gooder assets	-	950
Net increase in loans	(11,911)	(597)
Purchase of premises and equipment	(206)	(332)
Net cash provided by (used in) investing activities	(16)	12,970

FINANCING ACTIVITIES
Net increase in deposits	7,068	9,798
Decrease in short-term borrowings	(7,950)	(17,450)
Dividends paid	(1,536)	(1,715)
Purchase of treasury stock	-	(166)
Net cash used in financing activities	(2,418)	(9,533)
Increase (decrease) in cash and cash equivalents	(37)	4,510

Cash and cash equivalents at beginning of year	7,786	9,641

Cash and cash equivalents at end of quarter	$7,749	$ 14,151

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 2,015	$ 3,367

Income Taxes	$ 550	$ 540
The accompanying notes are an integral part of these consolidated financial statements.

18

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2004, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2005 and the results of operations for the three and six months period ended June 30, 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

During the Corporation’s first quarter 2005 evaluation, management considered the allowance for loan losses to be over allocated by $470,000. Due to this overage, the Corporation reduced the allowance for loan losses by $470,000. The reason for this reduction is attributed to the Corporation receiving funds from the settlement of a lawsuit against an insurer over the collateral from a previously charged-off commercial loan. The proceeds, less current year legal costs associated with such loan, amounted to $285,000. The remaining credit is related to the receipt of the net sale proceeds of a parcel of improved real estate held as collateral for a classified loan relationship, which had a specific allowance allocation. This collateral was sold in the first quarter of 2005. The second quarter evaluation deemed the allowance to be adequate. By comparison, the Corporation recorded a net credit of $436,000 to the allowance for loan losses for the six-month period ended June 30, 2004. Net (charge-offs)/recoveries amounted to $262,000 and ($203,000) for the six months ended June 30, 2005 and 2004, respectively.

18

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of changes:
(Dollar amounts in thousands)
	2005	2004

Allowance balance January 1	$1,855	$2,462

Additions:
Provision (credit) charged against operating expenses	(470)	(436)
Recoveries on previously charged off loans	295	114

Deductions:
Loans charged off	(33)	(317)

Allowance balance June 30	$1,647	$1,823

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2005 and 2004 are as follows: (dollars in thousands)

	For three months		For six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Gross change in unrealized gains (losses) on
securities available for sale	$ 534	$ (5,663)	$(967)	$(4,389)
Less: reclassification adjustment for gains
realized in income	-	(51)	-	(846)
Net unrealized gains (losses)	534	(5,714)	(967)	(5,235)
Tax effect	181	(1,943)	(329)	(1,780)
Net of tax amount	$ 353	$ (3,771)	$(638)	$(3,455)

Note 4 Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $329,000 automatically renew within the next twelve months, $42,000 will expire within the next twelve months and $3,870,000 will expire within thirteen to one hundred and seventy months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

Note 6 Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the six months ended June 30, 2005 and 2004 was 3,413,426 and 3,429,413, respectively.

18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Forward-looking statements (statements which are not historical facts) in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,”“will,”“to,”“expect,”“believe,”“anticipate,”“intend,”“could,”“would,”“estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements are based on information currently available to the Corporation, and the Corporation assumes no obligation to update these statements as circumstances change. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including changes in general economic and financial market conditions, unforeseen credit problems, and the Corporation’s ability to execute its business plans. The actual results of future events could differ materially from those stated in any forward-looking statements herein.

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

OVERVIEW

The Corporation had net income of $1.8 million, or $0.52 per share, for the six months ended June 30, 2005 compared to $2.1 million or $0.60 per share for the same period ended a year ago. The Corporation’s return on average assets for six months ended 2005 and 2004 was 1.12% and 1.06%, respectively. Return on average equity for the same two periods was 7.96% and 8.77%, respectively.

The major item impacting 2005’s net income was a credit for loan losses in the amount of $470,000. Please refer to Note 2 for more information on this item. By comparison, earnings for 2004 have been impacted by $846,000 in net securities gains as the investment portfolio was repositioned to reduce our alternative minimum tax position (AMT) and to offset a $233,000 executive severance related to the departure of the Corporation’s previous President and Chief Executive Officer. In addition to these events in 2004, the Corporation reduced the allowance for loan losses by $436,000 and recognized this reduction as a credit in the provision for loan losses of the income statement. Also impacting earnings for 2004 was a loss of $39,000 relating to the sale of the Corporation’s insurance related assets.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2005 and 2004, net interest income was $5.9 million and $6.4 million, respectively. The Corporation’s net interest income has declined in 2005 due to lower earnings on securities. This decline is due to a lower volume of securities. Partially offsetting the decline in interest income was a $1.2 million decrease in interest expense. This decrease is due to the repayment of FHLB Advances in September 2004.

18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets decreased by $1.6 million, or .49%, from December 31, 2004 to June 30, 2005. The decrease was due to a decline in investment securities, which were mostly offset by increases in loans and federal funds sold. The decline in securities was the result of mortgage-backed security prepayments and maturities.

The Corporation’s total deposits increased $7.1 million from December 31, 2004 to June 30, 2005. Of this increase, $2.1 million was in non-interest bearing demand accounts. Interest bearing deposits increased $4.9 million due to higher rates and the positive reception of promotional certificates of deposit.

Shareholders' equity was $44.3 million on June 30, 2005 compared to $44.7 million on December 31, 2004. This decrease is due to unrealized losses of $638,000 on securities available for sale for the six-month period ended June 30, 2005. This decrease in value is due to higher bond market rates which reduces the value of the Corporation’s securities. Net income of $1.8 million was offset partially by dividends paid of $1.5 million. Book value per common share decreased from $13.08 at December 31, 2004 to $12.97 at June 30, 2005.

RESULTS OF OPERATIONS

First Six Months of 2005 as compared to the First Six Months of 2004

Pre-tax income for the first six months of 2005 was $2.4 million compared to $2.7 million for the same period of 2004, representing an 11.76% decrease. The decrease was the result of lower net interest income as lower non-interest income was offset by lower operating expense during the first six months of 2005. Included in 2004 operating income is a gain of $846,000 on the sale of investment securities. These securities were sold to offset a $233,000 executive severance expense and to alleviate the Corporation’s alternative minimum tax position.

Interest income for the six months ended June 30, 2005 was $8.0 million, a decrease of 17.26% from interest income of $9.7 million for the six months ended June 30, 2004. The yield on the loan portfolio for the first six months of 2005 decreased twenty-two (22) basis points to 5.61%. This decrease is due to declining interest rates from the refinancing of residential mortgages that continued into 2005. The yield on the securities portfolio for the first six months of 2005 increased thirty-six (36) basis points to 5.52%. This increase in yield was due to the sale of lower yielding securities over the last year. As a result of the above items, the yield on total average earning assets for the first six months of 2005 decreased seven (7) basis points from 2004 to 5.58%.

Total interest expense of $2.1 million for the first six months of 2005 was $1.2 million lower than the first six months of 2004. For the six months ended June 30, 2005, interest on deposits increased $310,000 or 17.45% from the same period a year ago. Due to lower volume, short-term borrowing expense was $22,000, or 73.17% lower in the first half of 2005 than it was for the first six months of 2004. The Corporation had no long-term borrowing expense for 2005 compared to $1.5 million for the first half of 2004. The average cost of interest-bearing liabilities for the first six months of 2005 was 2.00%, a thirty-seven (37) basis points decrease from the same period in 2004.

As a result of the foregoing, net interest income for the first six months of 2005 was $5.9 million, a decrease of $476,000, or 7.43% from net interest income for the same period in 2004.

The Corporation recorded a net credit in the provision for loan losses in the amount of $470,000 for the six months ended June 30, 2005 compared to a credit in the provision in the amount of $436,000 for the six months ended June 30, 2004. For a more detailed explanation of these credits, please refer to the information provided in Footnote 2 of the notes to consolidated financial statements.

Non-interest income for the first six months of 2005 was $1.4 million, a decrease of $1.4 million from non-interest income for the first six months of 2004. The reason for this decrease was gains of $846,000 on the sale of securities in 2004. Due to the sale of the insurance agency subsidiary (Gooder) in 2004, the Corporation no longer has insurance sales commission income. For the six months ended June 30, 2004, insurance sales commissions were $342,000. Excluding these items, non-interest income would have decreased $176,000. Service charges on deposit accounts were down due to the elimination of the overdraft privilege checking program.

18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest expense for the first six months of 2005 reached $5.4 million, a decrease of $1.5 million or 21.48% from non-interest expense for the first six months of 2004. Personnel costs declined by $719,000, or 21.08% from period to period. This decline is attributed to less staff due to the sale of Gooder and attrition in addition to lower benefits costs in 2005. Also included in the first half of 2004 was a $233,000 severance expense relating to the resignation of the Corporation’s previous President and Chief Executive Officer. Other expenses declined by $403,000 due the elimination of costs associated with Gooder which accounted for $147,000, deferred loan costs and general decreases in other categories related to the Corporation’s commitment to cost reduction.

Federal income tax for the first six months of 2005 was $637,000 compared to $664,000 for the same period in 2004. The effective tax rates for the first six months of 2005 and 2004 were 26.44% and 24.33%, respectively.

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

The Corporation’s pre-tax income for the second quarter of 2005 was lower by $397,000, or 28.98% from $1.4 million for the same period of 2004. This decrease was primarily due to lower net interest income and lower non-interest income partially offset by lower operating expense along with the 2004 credit for loan losses.

Interest income for the second quarter of 2005 was $4.0 million, a decrease of 16.02% from interest income of $4.8 million for the second quarter of 2004. The decrease in interest income is the result of lower income from securities than what was earned a year ago. The drop in security income is directly related to lower volume of securities as the Corporation used proceeds from the sale of securities during the third quarter of 2004 to repay FHLB Advances totaling $55.0 million. The loan yield decreased eighteen (18) basis points to 5.61%, the securities yield increased forty-two (42) basis points to 5.51%. The yield on total average earning assets increased twelve (12) basis points to 5.58%.

Interest expense during the second quarter of 2005 was $1.1 million, or $579,000 less when compared to the second quarter of 2004. This was due to the payoff of the previously mentioned FHLB Advances. The average cost decreased to 2.05%, a thirty-six (36) basis points decrease from a year ago.

Net interest income declined 6.01% to $3.0 million during the second quarter of 2005 and yielded 3.71% of average total assets compared to 3.28% during the same period a year ago.

The Corporation recorded no provision for loan losses for the second quarter of 2005. During the second quarter of 2004, the Corporation recorded a credit to the provision for loan losses of $492,000. This credit was the result of an excess allocation in the allowance for loan losses. The reason for this excess is more fully described in Footnote 2 of the notes to consolidated financial statements.

Non-interest income decreased $290,000 or 28.84%, to $718,000 during the second quarter of 2005. Items indicated in the year-to-date comparison such as no commission revenues from insurance sales and a decline in service charges collected on deposit accounts due to the elimination of an overdraft checking program were the primary reasons for this decrease.

Non-interest expense decreased $573,000 during the second quarter of 2005, a 17.53% decrease from the same period in 2004. Personnel costs declined by $363,000 to $1.3 million due mostly to fewer employees from attrition and the sale of Gooder. Savings were realized in other categories due to the continued vigilance of cost controls.

Federal income tax on second quarter 2005 pretax earnings was $242,000 compared to $356,000 a year ago. The second quarter effective tax rate was 24.88% and 25.99%, respectively.

18

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

The statement of cash flows indicates cash from securities were used to fund loan growth with the excess flowing into federal funds sold. Cash provided from operating activities was used for financing activities.

As of June 30, 2005, the Corporation had available funding of approximately $182.6 million at the FHLB with an additional $30.0 million of short-term funding available through federal funds lines of credit.

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

18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS (continued)

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase when-issued securities as of June 30, 2005.

(dollar amounts in thousands)	TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$36,863
Standby letters of credit	371
Financial standby letters of credit	3,870

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2005 with that as of December 31, 2004. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.
	June 30, 2005	December 31, 2004
	(dollar amounts in thousands)

Non-performing loans:
Loans on non-accrual basis	$1,739	$1,667
Past due loans > 90 days	4	12
Renegotiated loans	2,870	3,083
Total non-performing loans	4,613	4,762
Foreclosed real estate	687	687

Total non-performing assets	$5,300	$5,449

Loans outstanding at end of period	$204,429	$192,255
Average loans outstanding (year-to-date)	$195,890	$187,918

Non-performing loans as a percent of total loans	2.12%	2.48%
Provision (credit) for loan losses	$ (470)	$(436)
Net charge-offs (recoveries)	$(262)	$171
Net charge-offs as a percent of average loans	-	.09%
Provision for loan losses as a percent of net charge-offs	-	-
Allowance for loan losses as a percent of average loans outstanding	0.84%	0.99%

As of June 30, 2005, $1.0 million of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. $2.5 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. The request was due to the seasonality of the customer’s business. The Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan prepayment terms.

18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank hold holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. As of June 30, 2005, the Corporation, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 21.83% and 22.68% respectively. The leverage ratio was 13.35%. The Bank’s capital position and related ratios are similar to the Corporation amounts listed below.

The table below presents the Corporation's capital position at June 30, 2005
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 42,121	21.83%
Tier I Capital Requirement	7,718	4.00

Total Equity Capital	$ 43,768	22.68%
Total Equity Capital Requirement	15,436	8.00

Leverage Capital	$ 42,121	13.35%
Leverage Requirement	12,619	4.00

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

The cumulative gap at the one-year repricing period was asset sensitive in the amount of $16.2 million or 5.56% of total earning assets at June 30, 2005. This position is more asset-sensitive than the $12.8 million, or 4.38% position at December 31, 2004. An asset or liability is considered to be sensitive if its cash flow characteristics or the interest yield it earns or pays is set to change within a certain time period. When the amount of interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the institution’s interest rate spread will widen and earnings will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will respond favorably to a general decline in interest rates. Although the gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and not all assets and liabilities with similar maturities and repricing characteristics will reprice at the same time. An example of this would be with the deposit products. Certain deposit products can reprice immediately; however, they are not tied to an index. Management controls the pricing of all deposit products and can slowly reprice these deposits in a rising rate environment but in a rapidly rising rate environment, deposit rates may rise more quickly than management prefers and this action would have a negative impact on operating results.

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

As of June 30, 2005, the results from the computer simulation of interest rate risk do not materially differ than what was presented in the Corporation’s 2004 Annual Report to Shareholders.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2005.

18

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than proceedings, which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in management’s opinion, will have any material effect on the financial position of the Corporation and its subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a. May 17, 2005 Annual Meeting of Shareholders

b. Directors elected at the meeting and results of voting:

Director	For	Against

Richmond H. Ferguson	2,432,344	573,046
Dorothy S. Hunter	2,432,744	572,646
Joseph A. Mosso	2,443,333	562,057
Bruce A. Robinson	2,443,472	561,918

Continuing directors:

John T. Babilya	Steven H. Landers
George A. Conti, Jr.	Debra L. Spatola
Gregg E. Hunter	George V. Welty
Frank E. Jobe	C. Edward Wible

Ratification of the appointment of Beard Miller Company LLP, as independent auditors:

For	Against	Withheld	Abstain

3,001,500	2,290	1,600

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

18

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 13, 2005	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 13, 2005	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer