Form 10-Q
period 2005-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2005-11-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes[ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT October 31, 2005
Common Stock, $2 Par Value	3,413,426 Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4. Controls and Procedures	15

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share amounts)

	September 30,	December 31
	2005	2004
	(unaudited)

ASSETS
Cash and due from banks	$12,962	$ 7,685
Interest bearing deposits with
other banks	31	101
Total cash and cash equivalents	12,993	7,786

Federal funds sold	11,350	-
Investment securities available for sale	74,689	99,455
Restricted investments in bank stock	1,096	1,806

Loans (all domestic)	205,832	192,255
Allowance for loan losses	(1,548)	(1,855)
Net loans	204,284	190,400

Premises and equipment,net	4,378	4,644
Other assets	16,249	16,281

Total assets	$325,039	320,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$ 72,397	$ 62,284
Interest bearing	206,783	203,534
Total deposits	279,180	265,818

Other liabilities	1,858	1,944
Short-term borrowings	-	7,950
Total liabilities	281,038	275,712

Shareholders' equity:
Common stock, par value $2; 10,000,000
shares authorized; 3,600,000 issued;
3,413,426 shares outstanding	7,200	7,200
Retained earnings	39,271	38,946
Accumulated other comprehensive income	1,108	2,092
Treasury stock, at cost, 186,574 shares	(3,578)	(3,578)
Total shareholders' equity	44,001	44,660

Total liabilities and
shareholders' equity	$325,039	$320,372

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$2,909	$2,667	$8,406	$8,088
Interest and dividends on securities:
Taxable	1,053	1,561	3,489	5,508
Exempt from federal income taxes	37	36	104	364
Other	90	100	131	122
Total interest income	4,089	4,364	12,130	14,082

INTEREST EXPENSE:
Interest on deposits	1,119	916	3,206	2693
Interest on short-term borrowings	-	13	22	95
Interest on long-term borrowings	-	678	-	2,129
Total interest expense	1,119	1,607	3,228	4,917

NET INTEREST INCOME	2,970	2,757	8,902	9,165
PROVISION (CREDIT) FOR LOAN LOSSES	15	-	(455)	(436)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	2,955	2,757	9,357	9,601

OTHER OPERATING INCOME:
Asset management and trust income	189	230	625	692
Service charges on deposit accounts	168	159	443	539
Other service charges and fees	160	168	518	511
Net security gains	-	349	-	1,195
Commissions and fees from insurance sales	-	-	-	342
Income from investment in life insurance	124	107	377	384
Loss on Gooder asset sale	-	-	-	(39)
Other income	48	88	160	275
Total other operating income	689	1,101	2,123	3,899

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,266	1,483	3,958	4,894
Executive severance	-	-	-	233
Net occupancy	170	180	538	552
Furniture and equipment	185	196	556	612
Pennsylvania shares tax	140	133	418	400
Legal and professional	147	196	421	562
FHLB Advance Prepayment Penalty	-	4,402	-	4,402
Other expenses	674	780	2,119	2,627
Total other operating expenses	2,582	7,370	8,010	14,282

INCOME BEFORE INCOME TAXES	1,062	(3,512)	3,470	(782)
Income tax expense (benefit)	289	(1,286)	926	(622)
Net income (loss)	$773	$(2,226)	$2,544	$(160)

Average Shares Outstanding	3,413,426	3,419,415	3,413,426	3,426,056

Earnings (loss) Per Share, basic	$0.23	$(0.65)	$0.75	$(0.05)

Dividends Per Share	$0.20	$0.25	$0.65	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2004	$7,200	$38,946	$(3,578)	$ 2,092	$44,660

Comprehensive Income
Net income	-	2,544	-	-	2,544
Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(984)	(984)
Total Comprehensive Income					1,545

Cash dividends declared
$.65 per share	-	(2,219)	-	-	(2,219)

Balance at September 30, 2005	$7,200	$39,271	$ (3,578)	$ 1,108	$44,001

(unaudited)
Balance at December 31, 2003	$7,200	$41,748	$(3,157)	$ 3,746	$49,537

Comprehensive Loss
Net (loss)	-	(160)	-	-	(160)
Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(1,506)	(1,506)
Total Comprehensive Loss					(1,666)

Cash dividends declared
$.75 per share	-	(2,570)	-	-	(2,570)
Purchase of treasury stock	-	-	(421)	-	(421)

Balance at September 30, 2004	$7,200	$39,018	$ (3,578)	$ 2,240	$44,880

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$2,544	$ (160)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	518	574
Amortization of intangibles	73	120
Provision (credit) for loan losses	(455)	(436)
Net accretion of loans and securities	(56)	(103)
Net securities gains	-	(1,195)
Loss on sale of Gooder assets	-	39
Gain/Loss on sale of foreclosed real estate	-	24
Income from investment in life insurance	(377)	(384)
Increase (Decease) other liabilities	226	(434)
(Increase) Decrease in other assets	495	(1,350)
Net cash provided by (used in) operating activities	2,968	(3,305)

INVESTING ACTIVITIES
Increase in federal funds sold	(11,350)	-
Purchase of securities	(602)	(112,674)
Maturities and calls of securities	23,926	34,769
Proceeds from sales of securities	-	131,997
Decrease in restricted bank stock	710	1,972
Proceeds from sale of Gooder assets	-	950
Net increase in loans	(13,420)	(1,280)
Purchase of premises and equipment	(218)	(457)
Net cash provided by (used in) investing activities	(954)	55,277

FINANCING ACTIVITIES
Net increase in deposits	13,362	9,726
Decrease in short-term borrowings	(7,950)	(2,325)
Repayment of long-term borrowings		(55,000)
Dividends paid	(2,219)	(2,570)
Purchase of treasury stock	-	(421)
Net cash provided by (used in) financing activities	3,193	(50,590)
Increase in cash and cash equivalents	5,207	1,382

Cash and cash equivalents at beginning of year	7,786	9,641

Cash and cash equivalents at end of quarter	$12,993	$ 11,023

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 3,186	$ 5,197

Income Taxes	$ 780	$ 683
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2004, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2005 and the results of operations for the three and nine months period ended September 30, 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

During the Corporation’s first quarter 2005 evaluation, management considered the allowance for loan losses to be over allocated by $470,000. Due to this overage, the Corporation reduced the allowance for loan losses by $470,000. The reason for this reduction is attributed to the Corporation receiving funds from the settlement of a lawsuit against an insurer over the collateral from a previously charged-off commercial loan. The proceeds, less current year legal costs associated with such loan, amounted to $285,000. The remaining credit is related to the receipt of the net sale proceeds of a parcel of improved real estate held as collateral for a classified loan relationship, which had a specific allowance allocation. This collateral was sold in the first quarter of 2005. The third quarter evaluation deemed the allowance to be adequate. By comparison, the Corporation recorded a net credit of $436,000 to the allowance for loan losses for the nine-month period ended September 30, 2004. Net recoveries/ (charge-offs) amounted to $148,000 and ($187,000) for the nine months ended September 30, 2005 and 2004, respectively.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of changes:
(Dollar amounts in thousands)
	2005	2004

Allowance balance January 1	$1,855	$2,462

Additions:
Provision (credit) charged against operating expenses	(455)	(436)
Recoveries on previously charged off loans	298	167

Deductions:
Loans charged off	(150)	(354)

Allowance balance September 30	$1,548	$1,839

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2005 and 2004 are as follows: (dollars in thousands)

	For three months		For nine months
	ended September 30		ended September 30
	2005	2004	2005	2004
Gross change in unrealized gains (losses) on
securities available for sale	$ (525)	$ 3,302	$(1,491)	$(1,087)
Less: reclassification adjustment for gains
realized in income	-	(349)	-	(1,195)
Net unrealized gains (losses)	(525)	2,953	1,491)	(2,282)
Tax effect	(178)	1,004	(507)	(776)
Net of tax amount	$ (347)	$ 1,949	$(984)	$(1,506)

Note 4 Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $352,000 automatically renew within the next twelve months, $42,000 will expire within the next twelve months and $3,768,000 will expire within thirteen to one hundred sixty-seven months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

Note 6 Earnings (loss) per share

The Corporation has a simple capital structure. Basic earnings per share equals net income (loss) divided by the weighted average common shares outstanding during each period presented.

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

OVERVIEW

The Corporation had net income of $2.5 million, or $0.75 per share, for the nine months ended September 30, 2005 compared to net loss of $160 thousand or ($0.05) per share for the same period ended a year ago. The Corporation’s annualized return on average assets for nine months ended 2005 and 2004 was 1.06% and (.06%) respectively. The annualized return on average equity for the same two periods was 7.64% and (.44%), respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2005 and 2004, net interest income was $8.9 million and $9.2 million, respectively. The Corporation’s net interest income has declined in 2005 due to a lower volume of securities. Partially offsetting the decline in interest income from securities was a $1.7million decrease in interest expense due to the repayment of FHLB Advances in September 2004 and a $317 thousand increase in loan interest income due to higher loan volumes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets increased by $4.6 million, or 1.4%, from December 31, 2004 to September 30, 2005. The increase was due to a higher volume of loans and federal funds sold. The increase in loans and federal funds sold was offset by a decline in securities; the securities decline is a result of mortgage-backed security prepayments and maturities.

The Corporation’s total deposits increased $13.4 million from December 31, 2004 to September 30, 2005. Of this increase, $10.1 million was in non-interest bearing demand accounts. Interest bearing deposits increased $3.3 million due to higher rates and the positive reception of promotional certificates of deposit.

Shareholders' equity was $44.0 million on September 30, 2005 compared to $44.7 million on December 31, 2004. This reduction is primarily the result of a decrease in unrealized gains of $984,000 on securities available for sale for the nine-month period ended September 30, 2005. This decrease in value is due to higher bond market rates which reduces the value of the Corporation’s securities. Net income of $2.5 million was offset partially by dividends paid of $2.2 million. Book value per common share decreased from $13.08 at December 31, 2004 to $12.89 at September 30, 2005.

RESULTS OF OPERATIONS

First Nine Months of 2005 as compared to the First Nine Months of 2004

Pre-tax income for the first nine months of 2005 was $3.5 million compared to a $782 thousand loss for the same period of 2004. The September 2004 loss was a result of the $ 4.4 million prepayment penalty paid to FHLB for the repayment of $ 55 million of long-term borrowings.

Interest income for the nine months ended September 30, 2005 was $12.1 million, a decrease of 13.87% from interest income of $14.1 million for the nine months ended September 30, 2004. The yield on the loan portfolio for the first nine months of 2005 decreased twelve (12) basis points to 5.65%. This decrease is due to declining interest rates from the refinancing of residential mortgages that continued into 2005. The yield on the securities portfolio for the first nine months of 2005 increased fifty-two (52) basis points to 5.46%. This increase in yield was due to the sale of lower yielding securities over the last year. As a result of the above items, the yield on total average earning assets for the first nine months of 2005 increased twenty (20) basis points from 2004 to 5.59%. Total average earning assets decreased in this time period by 17.03%

Total interest expense of $3.2 million for the first nine months of 2005 was $1.7 million lower than the first nine months of 2004. For the nine months ended September 30, 2005, interest on deposits increased $513,000 or 19.05% from the same period a year ago. Due to lower volume, short-term borrowing expense at September 30, 2005 was $22,000, or 73.17% lower compared to $95,000 for the first nine months of 2004. The Corporation had no long-term borrowing expense for 2005 compared to $2.1 million for the first nine months of 2004. The average cost of interest-bearing liabilities for the first nine months of 2005 was 2.05%, a thirty-six (36) basis points decrease from the same period in 2004.

As a result of the foregoing, net interest income for the first nine months of 2005 was $8.9 million, a decrease of $263,000 or 2.8% from net interest income for the same period in 2004.

The Corporation recorded a net credit in the provision for loan losses in the amount of $455,000 for the nine months ended September 30, 2005, compared to a credit in the provision in the amount of $436,000 for the nine months ended September 30, 2004. For a more detailed explanation of these credits, please refer to the information provided in Footnote 2 of the notes to consolidated financial statements.

Non-interest income for the first nine months of 2005 was $2.1 million, a decrease of $1.8 million from non-interest income for the first nine months of 2004. The primary reason for this decrease was gains of $ 1,195,000 on the sale of securities in 2004. Due to the sale of the insurance agency subsidiary (Gooder) in 2004, the Corporation no longer has insurance sales commission income. For the nine months ended September 30, 2004, insurance sales commissions were $342,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest expense for the first nine months of 2005 decreased $ 6.3 million, or 43.92% from the first nine months of 2004. The bank paid a $4.4 million prepayment penalty to FHLB in 2004, and personnel costs declined by $1.2 million or 22.80% from period to period. Lower personnel cost is attributed to less staff due to sale of Gooder and staff reductions through layoffs and attrition. In addition employee benefit costs were lower in 2005. Also included in 2004 was a $233,000 severance expense relating to the resignation of the Corporation’s previous President and Chief Executive Officer. Legal and professional expenses were lower for the period in 2005 by $ 141,000. Other expenses were lower in 2005 at $ 2.1 million compared to $ 2.6 million in 2004. This decrease in other expenses is the result of costs associated with Gooder, which accounted for $ 147,000 in 2004 and decreases in various other expenses.

Federal income tax for the first nine months of 2005 was $926,000 compared to a credit of $621,700 for the same period in 2004. The effective tax rate for the first nine months of 2005 was 26.69%. The effective tax rate is lower than statutory rates because of tax exempt municipal bonds and tax exempt loans.

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

The Corporation’s pre-tax income for the third quarter of 2005 was higher by $4.6 million from a $3.5 million loss for the same period of 2004. The primary reason being the FHLB prepayment penalty of $4.4 million paid within the third quarter of 2004 for the early payoff of $ 55 million of long -term borrowings.

Interest income for the third quarter of 2005 was $4.1 million, a decrease of 6.32% from interest income of $4.4 million for the third quarter of 2004. The decrease in interest income is the result of lower income from securities than what was earned a year ago. The drop in security income is directly related to lower volume of securities as the Corporation used proceeds from the sale of securities during the third quarter of 2004 to repay FHLB Advances totaling $55.0 million. The loan yield increased five (5) basis points to 5.73%; the securities yield increased eighty-five (85) basis points to 5.33%. The yield on total average earning assets increased forty-five (45) basis points to 5.61%. Total average earning assets as of September 30, 2005 were 14.02% lower than September 30, 2004 due to balance sheet restructuring and FHLB prepayments.

Interest expense during the third quarter of 2005 was $1.1 million, or $488,000 less when compared to the third quarter of 2004. This was due to the payoff of the previously mentioned FHLB Advances. The average liability cost decreased to 2.14%, a thirty-four (34) basis points decrease from a year ago.

Net interest income increased 7.70% to $2.9 million during the third quarter of 2005 and yielded 3.70% of average total assets compared to 2.99% during the same period a year ago.

The Corporation recorded a $15,000 provision for loan losses for the third quarter of 2005.

Non-interest income decreased $412,000 or 37.38%, to $689,000 during the third quarter of 2005, primarily due to net securities gains of $ 349,000 in 2004.

Non-interest expense decreased $4.8 million during the third quarter of 2005, a 64.95% decrease from the same period in 2004. The decrease was due to the FHLB prepayment penalty of $4.4 million the previous year, plus personnel costs declined by $217,000 to $1.3 million due mostly to fewer employees. Savings were realized in other categories due to the continued vigilance of cost controls.

Federal income tax on third quarter 2005 pretax earnings was $289,000 compared to a credit of ($1.3 million) a year ago. The third quarter effective tax rate for 2005 was 27.23%.

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

As of September 30, 2005, the Corporation had available funding of approximately $187.5 million at the FHLB with an additional $30.0 million of short-term funding available through federal funds lines of credit.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor. The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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
AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS (continued)

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase when-issued securities as of September 30, 2005
(dollar amounts in thousands)	TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$39,904
Standby letters of credit	394
Financial standby letters of credit	3,768

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2005 with that as of December 31, 2004. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.
	September 30, 2005	December 31, 2004
	(dollar amounts in thousands)

Non-performing loans:
Loans on non-accrual basis	$1,297	$1,667
Past due loans > 90 days	-	12
Renegotiated loans	2,865	3,083
Total non-performing loans	4,612	4,762
Foreclosed real estate	825	687

Total non-performing assets	$5,437	$5,449

Loans outstanding at end of period	$205,832	$192,255
Average loans outstanding (year-to-date)	$198,359	$187,918

Non-performing loans as a percent of total loans	2.24%	2.48%
Provision (credit) for loan losses	$ (455)	$(436)
Net charge-offs (recoveries)	$ (148)	$171
Net charge-offs as a percent of average loans	-	.09%
Provision for loan losses as a percent of net charge-offs	-	-
Allowance for loan losses	$ 1,548	$ 1,839
Allowance for loan losses as a percent of average loans outstanding	0.75%	0.99%

As of September 30, 2005, $1.0 million of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. $2.5 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. The request was due to the seasonality of the customer’s business. The Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank hold holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. As of September 30, 2005, the Corporation, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 21.68% and 22.48% respectively. The leverage ratio was 13.18%. The Bank’s capital position and related ratios are similar to the Corporation amounts listed below.

The table below presents the Corporation's capital position at September 30, 2005
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 42,234	21.68%
Tier I Capital Requirement	7,792	4.00

Total Equity Capital	$ 43,782	22.48%
Total Equity Capital Requirement	15,585	8.00

Leverage Capital	$ 42,234	13.18%
Leverage Requirement	12,824	4.00

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

The cumulative gap at the one-year repricing period was asset sensitive in the amount of $15.1 million or 5.19% of total earning assets at September 30, 2005. This position is more asset-sensitive than the $12.8 million, or 4.38% position at December 31, 2004. An asset or liability is considered to be sensitive if its cash flow characteristics or the interest yield it earns or pays is set to change within a certain time period. When the amount of interest-sensitive assets is greater than the interest-sensitive liabilities, the gap is labeled positive and the institution’s interest rate spread will widen and earnings will respond favorably to a general rise in interest rates. The opposite relationship produces a negative gap and the interest rate spread will increase and earnings will respond favorably to a general decline in interest rates. Although the gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and not all assets and liabilities with similar maturities and repricing characteristics will reprice at the same time. An example of this would be with the deposit products. Certain deposit products can reprice immediately; however, they are not tied to an index. Management controls the pricing of all deposit products and can slowly reprice these deposits in a rising rate environment but in a rapidly rising rate environment, deposit rates may rise more quickly than management prefers and this action would have a negative impact on operating results.

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

As of September 30, 2005, the results from the computer simulation of interest rate risk do not materially differ from what was presented in the Corporation’s 2004 Annual Report to Shareholders.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997
3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004
3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter September 30, 2004
10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 14, 2005	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 14, 2005	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer