Form 10-K
period 2005-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2006-03-30
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Common Stock, $2 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [ ] No [ X ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ]  Accelerated Filer [ ] Non-accelerated Filer [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ X ]

The aggregate market value of registrant’s outstanding voting common stock held by non-affiliates on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $56,552,257
Number of shares of common stock outstanding at March 24, 20063,413,426

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2006 annual meeting of shareholders to be held May 16, 2006 are incorporated by reference into Part III of this Form 10-K. In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part II of this Form 10-K.

Commercial National Financial Corporation

Form 10-K

INDEX

14

PART I

Item 1. BUSINESS

The Commercial National Financial Corporation (the “Corporation”) is a Pennsylvania corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956 as amended. Through its subsidiary the Corporation is engaged in banking and trust operations.

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

Each of the banking offices, except Greensburg, is equipped with a 24 hour a day automatic teller machine (ATM). Bank ATM units are also located on the campus of Saint Vincent College in Unity Township, the terminal of the Arnold Palmer Regional Airport, at the Latrobe Area Hospital and an in-store machine in the Norvelt Open Pantry. A separate freestanding drive-up teller staffed banking facility is attached to the Lincoln Road office in downtown Latrobe. This facility also provides ATM service.

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

The Corporation currently has one inactive subsidiary, Commercial National Insurance Services. There are no current plans for this subsidiary.

Competition

All aspects of the Corporation’s business are highly competitive. The Corporation competes for deposits, loans and banking services with major financial institutions, several national and state banks, thrift institutions, credit unions, mortgage brokers, finance companies, insurance companies, investment companies and mutual funds.

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

Holding Company. The Corporation, as a bank holding company is subject to regulation by the Federal Reserve Board (FRB), the Securities and Exchange Commission, and the Federal Deposit Insurance Corporation (FDIC). The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors. No regulatory restrictions or actions are currently pending against the Corporation.

Subsidiary Bank The Bank is subject to regulation and examination primarily by the FDIC and Commonwealth of Pennsylvania, Department of Banking (the “Department”).

On July 19, 2005, the Board of Directors of the Bank entered into a Memorandum of Understanding with the Department and the FDIC. The accord sets forth an informal understanding among the Bank, the FDIC and the Department, that the Bank will enhance its operating plans, modify its board oversight functions and update its interest rate risk policies. The Board of Directors believes that the accord will have no material impact on the Corporation's operating results or financial condition and that it will not constrain the Corporation's business.

In a related matter, the Board of Directors voted to notify the Federal Reserve Board of the Corporation's desire to terminate its discretionary election to be classified as a financial holding company. In addressing certain items leading to the accord, management determined that the continuation of such status was not warranted. The Corporation will return to its prior status as a bank holding company and continue to be under the supervision of the Federal Reserve Board. The Board of Directors believes that the Corporation's return to bank holding company status will also have no material impact on the Corporation's operating results or financial condition. The Corporation does not currently engage in any activities permissible only for a financial holding company. This change in status is in keeping with the Board of Directors' business strategy of concentrating on the efficient operation of the core bank subsidiary.

Capital Requirements

Bank holding companies are required to be in compliance with the FRB’s risk-based capital standards. These standards require that (1) at least 50% of total capital must be “Tier 1 capital”. This consists primarily of common and certain other “core” equity capital; (2) assets and off-balance sheet items must be weighted according to risk; (3) the total capital to risk-weighted asset ratio must be at least 8%; and (4) a minimum 4% leverage ratio of Tier 1 capital to average assets must be maintained. The Department requires state chartered banks to maintain a 6% leverage capital and 10% risk based capital, defined substantially the same as the federal regulations. The Bank is subject to almost identical capital requirements adopted by the FDIC.

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

Employees

As of December 31, 2005, the Corporation employed 110 people in full- and part-time positions. Approximately 54 employees are represented by the United Auto Workers, Local 1799. In 2004, the Corporation and bargaining unit employees entered into a five-year labor agreement that will expire in December 2008.

14

Executive Officers of the Corporation

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name	Age	Present and Previous Positions

Gregg E. Hunter	47	Vice chairman, president and chief executive officer (February 2004 -
		present), Vice chairman and chief financial officer
		(December 1995 to January 2004)

Thomas D. Watters, CPA	44	Senior vice president and chief financial officer (July 2005-
		present), Chief Auditor (January 1998-July 2005)

Wendy S. Schmucker	37	Secretary/treasurer and senior vice president, division manager
		corporate administration (February 2004 - present) Secretary/treasurer
		and vice president, manager corporate administration (November
		1997 to January 2004)

Susan R. Skoloda	31	Vice president, corporate controls and community relations officer
		(March 2004 to present); assistant vice president (April 2001 to
		February 2004); assistant secretary/treasurer (April 1998 to present)

Item 1A. RISK FACTORS

The following are the key risk factors that management believes could have a negative impact to the Corporation’s financial performance.

Interest rate volatility could significantly harm the Bank’s business.

The Bank’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Bank’s earnings is its net interest income, which is the difference between the income from interest earning assets, such as loans, and the expense of interest bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Bank’s earnings if market interest rates change such that the interest the Bank pays on deposits and borrowings increases faster than the interest it collects on loans and investments.

The Bank’s results of operations are significantly affected by the ability of its borrowers to repay their loans.

The inability of borrowers to repay loans could erode our earnings and capital. Substantially all of our loans are to businesses and individuals in western Pennsylvania, and any economic decline in this market area could impact us adversely.

The majority of the Bank’s business is concentrated in western Pennsylvania, which is traditionally a slower growth market than other areas of the United States. As a result, the Bank’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economies of this market area historically have been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in the Bank’s market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Bank’s financial condition and results of operations. Furthermore, a downturn in real estate values in the Bank’s market area could cause many of its loans to become inadequately collateralized.

The Bank’s financial condition and results of operations would be adversely affected if its allowance for loan losses is not sufficient to absorb actual losses.

As a lender, the Bank is exposed to the risk that our borrowers may be unable to repay their loans and that collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. We make certain assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If these assumptions are incorrect, the allowance for credit losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause us to increase the allowance in the future.

Changes in legislative or regulatory requirements applicable to the Corporation and its subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities or trust services. The Corporation is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects, as well as those of the Corporation. The Corporation also cannot predict the nature or the extent of the effect on our business and earnings of new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The Bank’s business and financial condition may be adversely affected by an increase in competition.

The Bank faces significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area. In addition to facing pricing competition for loans and deposits, the Bank also faces competition with respect to customer convenience, product lines, accessibility of service and service capabilities. The Bank’s competition comes from other banks and savings institutions, brokerages, credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses, many of which are larger in terms of total assets and capitalization, have greater access to the capital markets and offer a broader array of financial services than the Bank does. Competition with such institutions may cause the Bank to increase its deposit rates or decrease its interest rate spread on loans it originates.

New litigation or changes in current litigation could adversely affect the Corporation’s financial condition or results of operation.

Although there is currently no material litigation to which the Corporation is the subject, future litigation that arises during the normal course of business could be material and have a negative impact on the Corporation’s earnings. Future litigation or changes in current litigation could also adversely impact the reputation of the Corporation in the communities that it serves.

Item 1B. UNRESOLVED STAFF COMMENTS

NONE.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Corporation’s security holders during the last quarter of its fiscal year ended December 31, 2005.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information appearing in the Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the Annual Report) in the section titled “Common Stock Information” is incorporated herein by reference in response to this item. As of March 24, 2006 there were 463 shareholders of record of the Corporation's common stock. The number of beneficial shareholders is approximately 823.

On March 24, 2006, the Corporation repurchased 362,113 shares of its common stock held by certain of its shareholders. The repurchased shares represented approximately 10.6% of the total shares then outstanding. The aggregate purchase price for the stock was approximately $6.7 million. An opinion was obtained from the Corporation's financial advisor, SunTrust Robinson Humphrey, that the purchase price was fair to the Corporation. A more compete description of the transaction can be found in the Corporation's 8-K filed with the Commission March 27, 2006.

We have historically paid quarterly dividends on our common stock and currently intend to continue to do so in the foreseeable future. Our ability to pay dividends depends on a number of factors, however, including restrictions on the ability of the Corporation to pay dividends under federal laws and regulations, and as a result there can be no assurance that dividends will be paid in the future.

Item 6. SELECTED FINANCIAL DATA

Information appearing in the Annual Report in the section titled “Selected Financial Data” is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing in the Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information appearing in the Annual Report in the section titled “Interest Sensitivity and Market Risk” is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm of the Annual Report are incorporated herein by reference. In addition, a quarterly summary of financial data is in the section titled “Quarterly Summary of Financial Data” of the Annual Report is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

14

Item 9A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

The Corporation carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2005 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the applicable time period.

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

NONE.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning (i) directors, appearing under the captions “Election of Directors” and “Director’s Meetings and Committees” in the Corporation’s Proxy Statement, related to the Annual Meeting of Shareholders to be held May 16, 2006 (the “Proxy Statement”) (ii) information concerning executive officers, appearing under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, and (iii) information contained under the section “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement, are incorporated herein by reference to this Item 10.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information contained in the sections titled "Beneficial Ownership of Common Stock" and "Beneficial Ownership by Officers, Directors and Nominees" in the Proxy Statement is incorporated herein by reference to this Item 12.

Equity Compensation Plan Information

NONE

14

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

14

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The consolidated financial statements and exhibits listed below are filed as part of this report. Financial statement schedules are omitted as they are not applicable.

(1) The Corporation’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm of the Annual Report and are incorporated herein by reference.

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

14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

March 30, 2006

14

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY	DATE

/s/ George V. Welty	March 21, 2006
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	March 21, 2006
Gregg E. Hunter, Vice Chairman of the Board, Director, Chief Executive Officer (principal executive officer)
/s/ Thomas D. Watters	March 21, 2006
Thomas D. Watters , Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Wendy S. Schmucker	March 21, 2006
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 21, 2006
John T. Babilya, Director
/s/ George A. Conti, Jr.	March 21, 2006
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 21, 2006
Richmond H. Ferguson, Director
/s/ Dorothy S. Hunter	March 21, 2006
Dorothy S. Hunter, Director
/s/ Frank E. Jobe	March 21, 2006
Frank E. Jobe, Director
/s/ Steven H. Landers	March 21, 2006
Steven H. Landers, Director
/s/ Joseph A. Mosso	March 21, 2006
Joseph A. Mosso, Director
/s/ Bruce A. Robinson	March 21, 2006
Bruce A. Robinson, Director

/s/ Debra L. Spatola	March 21, 2006
Debra L. Spatola, Director
/s/ C. Edward Wible	March 21, 2006
C. Edward Wible, Director

14

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 21 - Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial Bank & Trust of PA	Pennsylvania

Commercial National Insurance Services, Inc.	Pennsylvania

The Corporation will provide without charge to any shareholder a copy of its 2005 annual report on Form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION
STOCK TRANSFER DEPARTMENT
ATTN: WENDY SCHMUCKER
P.O. BOX 429
LATROBE, PA 15650

BUS_EST:223882-6