Form 10-Q
period 2006-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2006-05-15
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes[ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “ accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [ x ]

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

          [ ]yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT May 9, 2006
Common Stock, $2 Par Value	3,051,313 Shares

17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4. Controls and Procedures	14

PART II - OTHER INFORMATION

17

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	unaudited

ASSETS
Cash and due from banks	$9,733	$12,760
Interest bearing deposits with banks	147	121
Total cash and cash equivalents	9,880	12,881

Federal funds sold	11,975	16,950
Investment securities available for sale	62,879	66,117
Restricted investments in bank stock	997	1,013

Loans receivable	213,510	207,039
Allowance for loan losses	(1,627)	(1,636)
Net loans	211,883	205,403

Premises and equipment, net	4,197	4,301
Investment in life insurance	13,050	12,940
Other assets	3,015	2,776

Total assets	$317,876	$322,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$65,964	$69,025
Interest bearing	213,881	207,984
Total deposits	279,845	277,009

Other liabilities	1,526	1,711
Total liabilities	281,371	278,720

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,051,313 shares outstanding in 2006 and
3,413,426 shares outstanding in 2005	7,200	7,200
Retained earnings	39,277	39,422
Accumulated other comprehensive income	305	617
Treasury stock, at cost, 548,687 shares in 2006 and
186,574 shares in 2005	(10,277)	(3,578)
Total shareholders' equity	36,505	43,661

Total liabilities and
shareholders' equity	$317,876	$322,381

The accompanying notes are an integral part of these consolidated financial statements.

17

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2006	2005
	(unaudited)	(unaudited	)
INTEREST INCOME:
Interest and fees on loans	$3,003	$2,710
Interest and dividends on investments:
Taxable	881	1,266
Exempt from federal income tax	33	34
Other	171	4
Total interest income	4,088	4,014

INTEREST EXPENSE
Interest on deposits	1,199	1,016
Interest on short-term borrowings	-	16
Total interest expense	1,199	1,032

NET INTEREST INCOME	2,889	2,982
POVISION (CREDIT) FOR LOAN LOSSES	30	(470)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	2,859	3,452

OTHER INCO ME
Asset management and trust income	209	207
Service charges on deposit accounts	164	127
Other service charges and fees	201	194
Income from investment in life insurance	129	126
Other income	43	62
Total other income	746	716

OTHER OPERATING EXPENSES
Salaries and employee benefits	1,311	1,384
Net occupancy expense	196	177
Furniture and equipment expense	166	181
Pennsylvania shares tax	140	138
Legal and professional	301	127
Other expense	758	725
Total other expenses	2,872	2,732

INCOME BEFORE INCOME TAXES	733	1,436
Income tax expense	195	395

NET INCOME	$538	$1,041

Average shares outstanding	3,381,238	3,413,426

EARNINGS PER SHARE, BASIC	$.16	$.31

The accompanying notes are an integral part of these consolidated financial statements.

17

COMMERCIAL NATIONAL FINANCIAL Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2005	$7,200	$39,422	$(3,578)	$617	$43,661

Comprehensive Income
Net income	-	538	-	-	538

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(312)	(312)
Total Comprehensive Income					226

Cash dividends declared
$.20 per share	-	(683)		-	(683)
Purchase of treasury stock
(362,113 shares )			(6,699)		(6,699)

Balance at March 31, 2006	$7,200	$39,277	$ (10,277)	$ 305	$36,505

(unaudited)
Balance at December 31, 2004	$7,200	$38,946	$(3,578)	$2,092	$44,660

Comprehensive Income
Net income	-	1,041	-	-	1,041

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(991)	(991)
Total Comprehensive Income					50

Cash dividends declared
$.25 per share	-	(853)	-	-	(853)

Balance at March 31, 2005	$7,200	$39,134	$ (3,578)	$ 1,101	$43,857

The accompanying notes are an integral part of these consolidated financial statements.

17

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2006	2005

OPERATING ACTIVITIES
Net income	$538	$1,041
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	137	159
Amortization of intangibles	24	24
Provision/(credit) for loan losses	30	(470)
Net accretion of loans and securities	(12)	(11)
Income from investment in life insurance	(129)	(126)
Increase (decrease) in other liabilities	(25)	93
Increase in other assets	(243)	(356)
Net cash provided by operating activities	320	354

INVESTING ACTIVITIES
Decrease in federal funds sold	4,975	-
Purchase of securities	(520)	-
Maturities and calls of securities	3,300	7,168
Redemption of restricted investments in bank stock	16	579
Net increase in loans	(6,513)	(1,793)
Purchase of premises and equipment	(33)	(134)
Net cash provided by investing activities	1,225	5,820

FINANCING ACTIVITIES
Net increase in deposits	2,836	254
Decrease in other short-term borrowings	-	(3,525)
Dividends paid	(683)	(853)
Purchase of treasury stock	(6,699)	-
Net cash used in financing activities	(4,546)	(4,124)
Increase (decrease) in cash and cash equivalents	(3,001)	2,050

Cash and cash equivalents at beginning of year	12,881	7,786

Cash and cash equivalents at end of quarter	$9,880	$9,836

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,168	$1,049

Income Taxes	$140	$-
The accompanying notes are an integral part of these consolidated financial statements.

17

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Note 1   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiary, Commercial Bank & Trust of PA. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2005, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2006 and the results of operations for the three-month period ended March 31, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation recorded a $30,000 provision for the three-month period ended March 31, 2006. By comparison, during the Corporation’s first quarter 2005 evaluation, management considered the allowance for loan losses to be over allocated by $470,000. Due to this overage, the Corporation reduced the allowance for loan losses by $470,000. The reason for this reduction is attributed to the Corporation receiving funds from the settlement of a lawsuit from a previously charged-off commercial loan. The proceeds, less legal costs associated with such loan, amounted to $285,000. The remaining credit is related to the pay down of a classified loan relationship, which had a specific allowance allocation.

Description of changes:
(dollars in thousands)
	2006	2005

Allowance balance January 1	1,636	$1,855

Provision/(credit) charged to operating expenses	30	(470)
Recoveries on previously charged off loans	5	291
Loans charged off	(44)	(30)

Allowance balance March 31	$1,627	$1,646

17

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2006 and 2005 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2006	2005
Gross change in unrealized (losses) on
securities available for sale	$ (472)	$ (1,501)
Less: reclassification adjustment for gains
Realized in income	-	-
Net unrealized (losses)	(472)	(1,501)
Tax effect	(160)	(510)
Net of tax amount	$ (312)	$ (991)

Note 4 Legal Proceedings

Other than proceedings, which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiaries.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $359,000 automatically renew within the next twelve months, $30,000 will expire within the next twelve months and $3,752,000 will expire within thirteen to one hundred and sixty-one months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

Note 6 Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2006 and 2005 was 3,381,238 and 3,413,426 respectively.

17

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2005 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

The Corporation had net income of $538,000 or $0.16 per share, for the first quarter ended March 31, 2006 compared to $1.0 million or $0.31 per share for the quarter ended March 31, 2005. The Corporation’s return on average assets for the first quarter of 2006 and 2005 was .68% and 1.31%, respectively. Return on average equity for the same two periods was 4.97% and 9.32%, respectively.

The Corporation purchased 362,113 shares of it’s own common stock in the first quarter of 2006. The legal and professional costs associated with the repurchase were $150,000 expensed in the first quarter 2006. In addition, the Corporation incurred additional director costs, as a result of the due diligence process prior to the stock repurchase. The repurchase was the major item impacting the first quarter 2006 net income. By comparison, the first quarter of 2005 benefited from the $470,000 credit for loan losses noted above in Note 2.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2006 and 2005, net interest income was $2.9 million and $3.0 million, respectively.

17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets decreased by $4.5 million, or 1.40%, from December 31, 2005 to March 31, 2006. Federal funds and investments decreased by $8.2 million. Cash was lower by $3.0 million. These decreases were offset by $6.5 million increase in loans outstanding. Federal funds sold are lower due to the repurchase of stock noted earlier under Overview. Investment securities available for sale declined due to normal principal pay downs on mortgage-backed securities. The increase in loans in the first quarter of 2006 is a result of increases in both the commercial and consumer loan portfolios.

The Corporation’s total deposits increased $2.8 million from December 31, 2005 to March 31, 2006. Interest-bearing deposits had strong growth, $5.9 million in the first quarter of 2006 due to certificates of deposit promotions. This increase was partially offset by a decrease in non-interest bearing accounts.

Shareholders' equity was $36.5 million on March 31, 2006 compared to $43.7 million on December 31, 2005. Total shareholders equity decreased due to the $6.7 million used to purchase treasury stock, $683,000 in dividends paid, and a decrease in fair value of securities, decreasing equity by $312,000. The fair value of securities decreased because of higher bond market rates, which decreased the market value of the Corporation’s securities available for sale. These decreases were partially offset by net income of $538,000. Book value per common share decreased from $12.79 at December 31, 2005 to $11.97 at March 31, 2006.

RESULTS OF OPERATIONS

First Three Months of 2006 as compared to the First Three Months of 2005

Net income for the first three months of 2006 was $538,000 compared to $1,041,000 for the same period of 2005, representing a 48% decrease. The decrease was the result of a significant increase in professional and legal costs, approximately $175,000. A majority of the increase in professional and legal costs is associated with the treasury stock purchase previouly described.  In addition the 2005 first quarter included a $470,000 credit (benefit) to the loan loss provision in contrast to the $30,000 expense in 2006. Net interest income was $ 93,000 lower in 2006 compared to 2005.

Interest income for the three months ended March 31, 2006 was $4.1 million, an increase of 1.85% from interest income of $4.0 million for the three months ended March 31, 2005. The yield on the loan portfolio for the first three months of 2006 increased fifteen (15) basis points to 5.77%. The bank has been able to book higher yielding loans; in addition, loans tied to prime are earning higher yields than last year. The yield on the securities portfolio for the first three months of 2006 decreased fifteen (15) basis points to 5.38%. The yield decreased due to the maturities and prepayments of higher earning securities throughout the prior year.  The yield on total average earning assets for the first three months of 2006 increased seven (7) basis points from 2005 to 5.66%.

Total interest expense of $1.2 million for the first three months of 2006 increased by $169,000 or 16.32% from the first three months of 2005. In the first quarter of 2006, the market cost of interest bearing depoisits increased, in addition the volume of the Corporations interest bearing deposits increased compared to 2005. The average cost of interest-bearing depoisits for the first three months of 2006 was 2.31%, a thirty-six (36) basis points increase from the same period in 2005.

As a result of the foregoing, net interest income for the first three months of 2006 was $2.9 million, a decrease of $93,000, or 3.16% from net interest income for the same period in 2005. In the first quarter of 2006, the cost of deposits  increased slightly faster than the increase in yields on loans and securities, resulting in lower net interest income compared to first quarter 2005. The Corporation may experience more interest margin tightening for the remaining months of 2006, however recent increases in longer-term rates should result in higher yields on loans and securities.

The Corporation recorded a provision for loan losses of $30,000 for the three months ended March 31, 2006 compared to a $470,000 credit to the provision for the three months ended March 31, 2005. The credit in 2005 was determined based upon the information previously provided in Note 2 of the Notes to Consolidated Financial Statements.

17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest income for the first three months of 2006 was $746,000, an increase of 4.29% from 2005 to 2006. This increase in income of $30,000 is due to additional overdraft fees and higher debit card fees partially offset by lower ATM fees and lower check book sales.

Non-interest expense for the first three months of 2006 reached $2.90 million, an increase of $140,000 or 5.13% from non-interest expense for the first three months of 2005. Personnel costs declined by $73,000, or 5.3% from period to period. This decline is attributed to lower employee benefit costs. Legal and Professional expense increased by $175,000, mainly due to costs associated with the repurchase of stock. In 2006 occupancy cost increased $19,000 due to an increase in maintenance costs compared to the first quarter 2005.

Federal income tax for the first three months of 2006 was $195,000 compared to $395,000 for the same period in 2005. The effective tax rates for the first three months of 2006 and 2005 were 26.64% and 27.51%, respectively.

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

The statement of cash flows indicates cash from federal funds sold and securities, along with cash from deposit growth was used to fund the treasury stock purchase, in addition to funding loan growth.

As of March 31, 2006, the Corporation had available funding of approximately $175 million at the FHLB, with an additional $30 million of short term funding available through other lines of credit.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered agreements to purchase mortgage-backed securities, with settlement dates in May, June, July and August of 2006. The original face amount for each agreement is $10 million, all will be purchased at a discount, with total commitment to purchase at $ 39.7 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor. The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2006.

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$41,874
Standby letters of credit	399
Financial standby letters of credit	3,742

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2006 with that as of March 31, 2005. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

At March 31,
	2006	2005
Non-performing loans:
Loans on non-accrual basis	$1,246	$1,534
Past due loans > 90 days	-	-
Renegotiated loans	2,855	3,055
Total non-performing loans	4,101	4,589
Foreclosed real estate	740	686

Total non-performing assets	$4,841	$5,275

Loans outstanding at end of period	$213,510	$194,315
Average loans outstanding (year-to-date)	$208,284	$193,039

Non-performing loans as a percent of total loans	1.92%	2.36%
Provision/(credit) for loan losses	$30	$(470)
Net charge-offs (recoveries)	$39	$(261)
Net charge-offs as a percent of average loans	.02%	-
Provision for loan losses as a percent of net charge-offs	77.00%	-
Allowance for loan losses	$1,627	$1,646
Allowance for loan losses as a percent of average loans outstanding	0.78%	0.85%

As of March 31, 2006, $1,050,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. $2.5 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. The request was due to the seasonality of the customers’ business. The Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan prepayment terms.

17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. As of March 31, 2006, the Corporation, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 17.72% and 18.53% respectively. The leverage ratio was 11.16%. The bank’s capital position and related ratios are similar to the Corporations amounts listed below.

The table below presents the Corporation's capital position at March 31, 2006
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 35,591	17.72%
Tier I Capital Requirement	8,032	4.00

Total Equity Capital	$ 37,218	18.53%
Total Equity Capital Requirement	16,064	8.00

Leverage Capital	$ 35,591	11.16%
Leverage Requirement	12,530	4.00

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

Repricing periods for the loans, securities, interest bearing deposits and long-term borrowings are based on contractual maturities, where applicable, as well as the Corporation's historical experience regarding the impact of interest rate fluctuations on the prepayment and withdrawal patterns of certain assets and deposits. Regular savings, NOW and other similar interest bearing demand deposit accounts are subject to immediate withdrawal without penalty. However, based upon historical performance, management considers a certain portion of the accounts to be stable core deposits and therefore are projected to reprice over a variety of time periods.

The Corporation utilizes a computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and deposits; (2) the expected rates at which various rate sensitive assets and deposits will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and deposits; (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that are subject to continual refinement. These assumptions and predictions include inputs to compute baseline net interest income, growth rates and a variety of other factors that are difficult to accurately predict.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2006.

17

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than proceedings, which occur in the normal course of business, there is no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in management’s opinion, will have any material effect on the financial position of the Corporation and its subsidiaries.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Corporations December 31, 2005 Form 10-K, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 186,574 shares purchased under this authorization through March 31, 2006. There were no shares repurchased under this program during the quarter ended March 31, 2006.

In March 2006, the Board of Directors authorized the repurchase of 362,113 shares of the Corporation’s common stock. These shares are not included in the previously approved stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

17

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

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 15, 2006	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 15, 2006	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer