Form 10-Q
period 2006-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2006-08-11
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

          [ ]yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT July 31, 2006
Common Stock, $2 Par Value	3,044,813 Shares

19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4. Controls and Procedures	15

PART II - OTHER INFORMATION

19

Item 1. Financial Statements
	COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Cash and due from banks	$10,023	$12,760
Interest bearing deposits with banks	30	121
Total cash and cash equivalents	10,053	12,881

Federal funds sold	-	16,950
Investment securities available for sale	76,691	66,117
Restricted investments in bank stock	1,137	1,013

Loans receivable	218,366	207,039
Allowance for loan losses	(1,655)	(1,636)
Net loans	216,711	205,403

Premises and equipment, net	4,090	4,301
Investment in life insurance	13,159	12,940
Other assets	3,500	2,776

Total assets	$325,341	$322,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$66,112	$69,025
Interest bearing	219,529	207,984
Total deposits	285,641	277,009

Short term borrowings	2,600	-
Other liabilities	1,572	1,711
Total liabilities	289,813	278,720

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,044,813 shares outstanding in 2006 and
3,413,426 shares outstanding in 2005	7,200	7,200
Retained earnings	39,471	39,422
Accumulated other comprehensive income (loss)	(736)	617
Treasury stock, at cost, 555,187 shares in 2006 and
186,574 shares in 2005	(10,407)	(3,578)
Total shareholders' equity	35,528	43,661

Total liabilities and
shareholders' equity	$325,341	$322,381

The accompanying notes are an integral part of these consolidated financial statements.

19

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$3,274	$2,787	$6,277	$5,497
Interest and dividends on investments:
Taxable	946	1,170	1,828	2,436
Exempt from federal income taxes	38	33	71	67
Other	119	37	291	41
Total interest income	4,377	4,027	8,467	8,041

INTEREST EXPENSE:
Interest on deposits	1,355	1,071	2,554	2,087
Interest on short-term borrowings	4	6	4	22
Total interest expense	1,359	1,077	2,558	2,109

NET INTEREST INCOME	3,018	2,950	5,909	5,932
PROVISION (CREDIT) FOR LOAN LOSSES	30	-	60	(470)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	2,988	2,950	5,849	6,402

OTHER OPERATING INCOME:
Asset management and trust income	237	229	447	436
Service charges on deposit accounts	146	148	310	275
Other service charges and fees	171	164	372	358
Income from investment in life insurance	129	127	258	253
Other income	59	50	102	112
Total other operating income	742	718	1,489	1,434

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,299	1,308	2,610	2,692
Net occupancy	167	191	363	368
Furniture and equipment expense	149	191	316	372
Pennsylvania shares tax	140	140	280	278
Legal and professional	128	146	429	273
Other expenses	771	719	1,532	1,444
Total other operating expenses	2,654	2,695	5,530	5,427

INCOME BEFORE INCOME TAXES	1,076	973	1,808	2,409
Income tax expense	271	242	466	637

NET INCOME	$805	$731	$1,342	$1,772

Average Shares Outstanding	3,050,742	3,413,426	3,215,077	3,413,426

EARNINGS PER SHARE, BASIC	$0.26	$0.21	$0.42	$0.52

Dividends Declared Per Share	$0.20	$0.20	$0.40	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

19

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income (Loss)	Equity
(unaudited)
Balance at December 31, 2005	$7,200	$39,422	$(3,578)	$617	$43,661

Comprehensive Income (loss):
Net income	-	1,342	-	-	1,342

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(1,353)	(1,353)
Total Comprehensive Income (loss)					(11)

Cash dividends declared
$.40 per share	-	(1,293)	-	-	(1,293)
Purchase of Treasury Stock
(368,613 shares)			(6,829)		(6,829)

Balance at June 30, 2006	$ 7,200	$39,471	$(10,407)	$(736)	$35,528

(unaudited)
Balance at December 31, 2004	$7,200	$38,946	$(3,578)	$ 2,092	$44,660

Comprehensive Income
Net income	-	1,772	-	-	1,772
Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(638)	(638)
Total Comprehensive Income					1,134

Cash dividends declared
$.45 per share	-	(1,536)	-	-	(1,536)

Balance at June 30, 2005	$ 7,200	$39,182	$ (3,578)	$1,454	$44,258

The accompanying notes are an integral part of these consolidated financial statements.

19

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2006	2005

OPERATING ACTIVITIES
Net income	$1,342	$1,772
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	269	325
Amortization of intangibles	49	49
Provision (credit) for loan losses	60	(470)
Net accretion of loans and securities	(13)	(26)
Income from investment in life insurance	(258)	(253)
Increase in other liabilities	126	40
(Increase) decrease in other assets	(300)	960
Net cash provided by operating activities	1,275	2,397

INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	16,950	(5,350)
Purchase of securities	(20,413)	(602)
Maturities and calls of securities	7,816	18,053
Purchase of restricted investments in bank stock	(124)	-
Net increase in loans	(11,383)	(11,911)
Purchase of premises and equipment	(59)	(206)
Net cash used in investing activities	(7,213)	(16)

FINANCING ACTIVITIES
Net increase in deposits	8,632	7,068
Increase (decrease) in short-term borrowings	2,600	(7,950)
Dividends paid	(1,293)	(1,536)
Purchase of treasury stock	(6,829)	-
Net cash provided by (used in) financing activities	3,110	(2,418)
Decrease in cash and cash equivalents	(2,828)	(37)

Cash and cash equivalents at beginning of year	12,881	7,786

Cash and cash equivalents at end of quarter	$10,053	$7,749

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$ 2,328	$ 2,015

Income Taxes	$ 500	$ 550
The accompanying notes are an integral part of these consolidated financial statements.

19

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Note 1 Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Commercial Bank & Trust of PA (the‘Bank”). All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2005, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2006 and the results of operations for the three and six-month periods ended June 30, 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation recorded a $60,000 provision for the six-month period ended June 30, 2006. By comparison, during the Corporation’s first quarter 2005 evaluation, management considered the allowance for loan losses to be over allocated by $470,000. Due to this overage, the Corporation reduced the allowance for loan losses by $470,000. The reason for this reduction is attributed to the Corporation receiving funds from the settlement of a lawsuit from a previously charged-off commercial loan. The proceeds, less legal costs associated with such loan, amounted to $285,000. The remaining credit is related to the pay down of a classified loan relationship, which had a specific allowance allocation.

Description of changes: (Dollar amounts in thousands)

	2006	2005

Allowance balance January 1	$1,636	$1,855

Additions:
Provision (credit) charged against operating expenses	60	(470)
Recoveries on previously charged off loans	8	295

Deductions:
Loans charged off	(49)	(33)

Allowance balance June 30	$1,655	$1,647

19

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2006 and 2005 are as follows: (dollars in thousands)

	For three months		For six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Gross change in unrealized gains (losses) on
securities available for sale	$ (1,578)	$ 534	$(2,051)	$(967)
Less: reclassification adjustment for gains
realized in income	-	-	-	-
Net unrealized gains (losses)	(1,578)	534	(2,051)	(967)
Tax effect	(536)	181	(698)	(329)
Net of tax amount	$ (1,042)	$ 353	$(1,353)	$(638)

Note 4 Legal Proceedings

Other than proceedings that occur in the normal course of business, there are no legal proceedings to which either the Corporation or the bank subsidiary is a party, that in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiary.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $384,000 automatically renew within the next twelve months, $62,000 will expire within the next twelve months and $3.6 million will expire within thirteen to one hundred and fifty-eight months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

Note 6 Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented.

19

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

OVERVIEW

The Corporation had net income of $1.3 million, or $0.42 per share, for the six months ended June 30, 2006 compared to $1.8 million or $0.52 per share for the same period ended a year ago. The Corporation’s return on average assets for six months ended 2006 and 2005 was 0.84% and 1.12% respectively. Return on average equity for the same two periods was 6.77% and 7.96%, respectively.

The Corporation purchased 362,113 shares of its own common stock in the first quarter of 2006, costs associated with this purchase were $180,000. The legal and professional costs associated with this purchase were $150,000. In addition, the Corporation incurred additional director and miscellaneous costs of $30,000, as a result of the due diligence process prior to the stock purchase. The Corporation recognized $131,000 in interest income in the second quarter, due to the payoff of one loan that had been in non-accrual status and the upgrade of another non-accrual loan. Net income for the first six months of 2006 was lower than 2005, principally because 2005 benefited from the $470,000 credit for loan losses discussed in Note 2.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2006 and 2005, net interest income was $5.9 million, with 2006 benefiting from the $131,000 in interest income due to payoff and change of status of non-accrual loans, noted in paragraph above.

19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets increased by $3.0 million, or .91%, from December 31, 2005 to June 30, 2006. The increase in assets was the net result of the following increases and decreases; cash decreased $2.8 million, fed funds sold decreased $17.0 million, investment securities increased $10.6 million and loans increased $11.3 million.

The Corporation’s total deposits increased $8.6 million from December 31, 2005 to June 30, 2006. Non-interest-bearing deposits decreased $2.9 million and interest-bearing deposits increased $11.5 million. The majority of the growth in deposits was certificates of deposits. Certificates of deposits increased due to higher rates and bank promotions.

Shareholders' equity was $35.5 million on June 30, 2006 compared to $43.6 million on December 31, 2005. This $8.1million decrease is due to the purchase of $6.8 million in treasury stock within the first half of 2006, $1.3 million in dividends paid, and a decrease in fair value of securities, decreasing equity by $1.4 million. The fair value of securities decreased because of higher bond market rates, which decreased the fair value of the corporation’s securities available for sale. These decreases were partially offset by net income of $1.3 million. Book value per common share decreased from $12.79 at December 31, 2005 to $11.65 at June 30, 2006.

RESULTS OF OPERATIONS

First Six Months of 2006 as compared to the First Six Months of 2005

Net income for the first six months of 2006 was $1.3 million compared to $1.8 million for the same period of 2005, representing a 24.26% decrease. The decrease was mainly due the difference in the loan loss provision, with 2006 incurring a $60,000 expense compared to a benefit in 2005 from the $470,000 credit described in Note 2.

Interest income for the six months ended June 30, 2006 was $8.5 million, an increase of 5.30% from interest income of $8.0 million for the six months ended June 30, 2005. The yield on the loan portfolio for the first six months of 2006 increased thirty-one (31) basis points to 5.92%. This increase in yield is due to higher market rates for new loans; in addition loans tied to prime are earning higher yields than last year. The yield on loans and total interest income benefited from the collection of $131,000 in non-accrual interest on two loans noted under Overview. Interest income has also benefited from an increase in loan volume, with average balances up 8.2% for six months ending June 30, 2006 compared to six months ending June 30, 2005. The yield on the securities portfolio for the first six months of 2006 decreased three (3) basis points to 5.49%. This decrease in yield was due to prepayments of higher earning securities through out the prior year. The yield on total average earning assets for the first six months of 2006 increased twenty-two (22) basis points from 2005 to 5.80%.

Total interest expense of $2.6 million for the first six months of 2006 increased by $449,000 or 21.29% compared with the first six months of 2005. The market cost of certificates of deposits increased; and in addition total outstanding certificates of deposit balances increased in comparison to last year. These two factors led to the increase in interest expense for the first six months of 2006. The average cost of interest-bearing liabilities for the first six months of 2006 was 2.41%, a forty-one (41) basis points increase from the same period in 2005.

As a result of the foregoing, net interest income for the first six months of 2006 was the same as the first six months of 2005, $5.9 million.

The Corporation recorded loan loss provision expense in the amount of $60,000 for the six months ended June 30, 2006 compared to a credit in the provision in the amount of $470,000 for the six months ended June 30, 2005. After the application of provision (or credit) for loan losses, net interest income after provision (credit) for loan loss was $5.8 million for the six months ended June 30, 2006 and $6.4 million for the six months ended June 30, 2005. The difference in results is attributable to the credit (benefit) to loan loss reserve during 2005 and the provision (expense) in 2006. For a more detailed explanation of this credit, please refer to the information provided in Footnote 2 of the notes to consolidated financial statements.

Non-interest income for the first six months of 2006 was $1.5 million, a slight increase of $55,000 from non-interest income for the first six months of 2005.

19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest expense for the first six months of 2006 was $5.5 million, an increase of $103,000 or 1.89% from non-interest expense for the first six months of 2005. Personnel costs declined by $82,000, or 3.06% due to a lower number of employees and related lower benefit costs, occupancy decreased $5,000, furniture and equipment expense decreased $56,000 due to lower amortization expense on software and lower depreciation expense on computer equipment. Legal and professional expenses increased by $156,000, a majority of this increase is associated with the treasury stock repurchase previously described. Other expenses increased $88,000 in 2006; other expenses increases were; $16,000 in director fees, $17,000 in insurance costs, $12,000 in trust department costs and $13,000 in software maintenance costs.

Federal income tax for the first six months of 2006 was $466,000 compared to $637,000 for the same period in 2005. The effective tax rates for the first six months of 2006 and 2005 were 25.77% and 26.44%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax -exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

The Corporation’s net income for the three months ended June 30, 2006 was $805,000, compared to $731,000 for the same period of 2005, representing a 10.12% increase. Income was higher due to a $68,000 increase in net interest income, a $24,000 increase in non-interest income, a decrease of $41,000 in non-interest expense and a $30,000 increase in the loan loss provision.

Interest income for the three months ended June 30, 2006 was $4.4 million, an increase of 8.71% from interest income of $4.0 million for the second quarter of 2005. The second quarter 2006 benefited from non-accrual interest of $131,000 previously mentioned above, along with higher interest rates on new loans and loans that adjust with the prime rate. The loan yield increased (46) forty-six basis points to 6.07%. The Corporation purchased additional mortgage backed securities in May and June; these purchases raised the overall securities yield, which increased ten (10) basis points to 5.61% in 2006 compared to 2005. The yield on total average earning assets increased thirty-seven (37) basis points to 5.95%.

Interest expense during the second quarter of 2006 was $1.4 million, or $282,000 more when compared to the second quarter of 2005. The average cost increased to 2.50%, a forty-five (45) basis points increase from a year ago. The interest expense has increased due to the Corporation paying higher rates on deposits and higher volumes.

Net interest income rose 2.30% to $3.0 million during the second quarter of 2006 and yielded 3.75% of average total assets compared to 3.71% during the same period a year ago.

The Corporation recorded a $30,000 provision for loan losses for the second quarter of 2006. During the second quarter of 2005, the Corporation recorded no provision for loan losses.

Non-interest income increased $24,000 or 3.34%, to $742,000 during the second quarter of 2006

Non-interest expense decreased $41,000 during the second quarter of 2006, a 1.50% decrease from the same period in 2005. Personnel costs declined by $9,000, occupancy cost decreased $24,000, furniture and fixture costs decreased $42,000 due to lower depreciation expense. Legal and professional costs decreased for the three- month period in 2006 by $18,000 compared to same period 2005. Other expenses increased by $52,000, with director’s fees, insurance costs and software maintenance costs accounting for the majority of this increase.

Federal income tax on second quarter 2006 pretax earnings was $271,000 compared to $242,000 a year ago. The second quarter effective tax rate was 25.19% and 24.88%, respectively.

19

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

The June 30, 2006 statement of cash flows indicates, for the six months ending June 30, 2006, that cash from operating activities, the decrease in fed funds sold, deposit growth and an increase in short term borrowings were used to fund loan growth, to increase mortgage backed securities and to purchase treasury stock.

As of June 30, 2006, the Corporation had available funding of approximately $170 million with the FHLB and an additional $30 million of short-term funding available through federal funds lines of credit.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered agreements to purchase mortgage-backed securities, with settlement dates in July and August of 2006. The original face for each of these agreements is $10 million, both purchased at a discount with total commitment to purchase at $19.8 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor. The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS (continued)

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase when-issued securities as of June 30, 2006.

(dollar amounts in thousands)	TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$42,574
Standby letters of credit	394
Financial standby letters of credit	3,640
Commitments to purchase securities
Commitments to purchase mortgage backed securities	19,800

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2006 with that as of December 31, 2005. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the six month ended	At or For the year ended
	June 30, 2006	December 31, 2005
	(dollar amounts in thousands)

Non-performing loans:
Loans on non-accrual basis	$526	$1,308
Past due loans > 90 days	-	2
Renegotiated loans	2,847	2,860
Total non-performing loans	3,373	4,170
Foreclosed real estate	921	740

Total non-performing assets	$4,294	$4,910

Loans outstanding at end of period	$218,366	$207,039
Average loans outstanding (year-to-date)	$212,009	$199,505

Non-performing loans as a percent of total loans	1.54%	2.01%
Provision (credit) for loan losses	$60	$(365)
Net charge-offs (recoveries)	$41	$(146)
Net charge-offs as a percent of average loans	.02%	(.07)%
Provision for loan losses as a percent of net charge-offs	146.34%	-
Allowance for loan losses	$1,655	$1,636
Allowance for loan losses as a percent of average loans outstanding	0.78%	0.82%

As of June 30, 2006, $485,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis.
The decrease in non -accrual loans from 12/31/05 to 06/30/06 is a result of  $349,000 in payoffs, $208,000 in loans, due to performance, were upgraded out of non-accrual status, $175,000 was moved to foreclosed real estate and $39,000 was charged off. $2.5 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. The request was due to the seasonality of the customer’s business. The Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan prepayment terms.

19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank hold holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. As of June 30, 2006, the Corporation, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 17.28% and 18.08%, respectively. The leverage ratio was 11.19%. The Bank’s capital position and related ratios are similar to the Corporation amounts listed below.

The table below presents the Corporation's capital position at June 30, 2006
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 35,678	17.28%
Tier I Capital Requirement	8,258	4.00

Total Equity Capital	$ 37,335	18.08%
Total Equity Capital Requirement	16,516	8.00

Leverage Capital	$ 35,678	11.19%
Leverage Requirement	12,757	4.00

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

19

The Corporation utilizes a computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that are subject to continual refinement. These assumptions and predictions include inputs to compute net interest income, growth rates and a variety of other factors that are difficult to accurately predict.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2006.

19

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than proceedings, which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in management’s opinion, will have any material effect on the financial position of the Corporation and its subsidiaries.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Corporation’s December 31,
2005 form 10-K, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

2 (a) None
2 (b) None
2 (c) See table below

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-April 30	0	0	0	173,426
May 1-May 31	0	0	0	173,426
June 1- June 30	6,500	19.90	6,500	166,926
Total	6,500	19.90	6,500	166,926

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 193,074 shares purchased under this authorization through June 30, 2006. There were 6,500 shares repurchased under this program during the quarter ended
June 30, 2006 as shown above.

In March 2006, the Board of Directors authorized the repurchase of 362,113 shares of the Corporation’s common stock at $18.50 per share. These shares are not included in any previously approved stock repurchase program. Please see Corporation's 8-K dated March 27, 2006 for additional information on this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. May 16, 2006 Annual Meeting of Shareholders

b. Directors elected at the meeting and results of voting:

Director	For	Against

Gregg E. Hunter	2,329,924	49,909
Debra L. Spatola	2,360,859	18,974
George V. Welty	2,365,071	14,762

Continuing directors:

John T. Babilya	Steven H. Landers
George A. Conti, Jr.	Joseph A. Mosso
Richmond H. Ferguson	Bruce A. Robinson
Dorothy S. Hunter	C. Edward Wible
Frank E. Jobe

Ratification of the appointment of Beard Miller Company LLP, as independent auditors:

For	Against	Withheld	Abstain

2,363,091	16,600	0	142

ITEM 5. OTHER INFORMATION

Not applicable

19

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

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 10, 2006	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 10, 2006	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer