Form 10-Q
period 2006-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2006-11-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

          [ ]yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT October 31, 2006
Common Stock, $2 Par Value	3,044,813 Shares

21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4. Controls and Procedures	16

PART II - OTHER INFORMATION

21

Item 1. Financial Statements
	COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Cash and due from banks	$14,065	$12,760
Interest bearing deposits with banks	74	121
Total cash and cash equivalents	14,139	12,881

Federal funds sold	-	16,950
Investment securities available for sale	80,854	66,117
Restricted investments in bank stock	1,112	1,013

Loans receivable	226,909	207,039
Allowance for loan losses	(1,710)	(1,636)
Net loans	225,199	205,403

Premises and equipment, net	3,978	4,301
Investment in life insurance	13,272	12,940
Other assets	3,284	2,776

Total assets	$341,838	$322,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$71,451	$69,025
Interest bearing	227,110	207,984
Total deposits	298,561	277,009

Short term borrowings	4,575	-
Other liabilities	1,884	1,711
Total liabilities	305,020	278,720

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,044,813 shares outstanding in 2006 and
3,413,426 shares outstanding in 2005	7,200	7,200
Retained earnings	39,644	39,422
Accumulated other comprehensive income	380	617
Treasury stock, at cost, 555,187 shares in 2006 and
186,574 shares in 2005	(10,406)	(3,578)
Total shareholders' equity	36,818	43,661

Total liabilities and
shareholders' equity	$341,838	$322,381

The accompanying notes are an integral part of these consolidated financial statements.

21

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$3,307	$2,909	$9,584	$8,406
Interest and dividends on investments:
Taxable	1,123	1,053	2,949	3,489
Exempt from federal income taxes	38	37	109	104
Other	60	90	351	131
Total interest income	4,528	4,089	12,993	12,130

INTEREST EXPENSE:
Interest on deposits	1,533	1,119	4,087	3,206
Interest on short-term borrowings	87	-	91	22
Total interest expense	1,620	1,119	4,178	3,228

NET INTEREST INCOME	2,908	2,970	8,815	8,902
PROVISION (CREDIT) FOR LOAN LOSSES	60	15	120	(455)

NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	2,848	2,955	8,695	9,357

OTHER OPERATING INCOME:
Asset management and trust income	222	189	669	625
Service charges on deposit accounts	169	168	479	443
Other service charges and fees	158	160	530	518
Net security gains	25	-	25	-
Income from investment in life insurance	134	124	392	377
Other income	64	48	168	160
Total other operating income	772	689	2,263	2,123

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,274	1,266	3,884	3,958
Net occupancy	183	170	546	538
Furniture and equipment expense	153	185	469	556
Pennsylvania shares tax	141	140	421	418
Legal and professional	128	147	557	421
Other expenses	696	674	2,228	2,119
Total other operating expenses	2,575	2,582	8,105	8,010

INCOME BEFORE INCOME TAXES	1,045	1,062	2,853	3,470
Income tax expense	263	289	729	926

NET INCOME	$782	$773	$2,124	$2,544

Average Shares Outstanding	3,044,813	3,413,426	3,157,699	3,413,426

EARNINGS PER SHARE, BASIC	$0.26	$0.23	$0.67	$0.75

Dividends Declared Per Share	$0.20	$0.20	$0.60	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

21

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2005	$7,200	$39,422	$(3,578)	$617	$43,661

Comprehensive Income:
Net income	-	2,124	-	-	2,124

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(237)	(237)
Total Comprehensive Income					1,887

Cash dividends declared
$.60 per share	-	(1,902)	-	-	(1,902)
Purchase of Treasury Stock
(368,613 shares)			(6,828)		(6,828)

Balance at September 30, 2006	$7,200	$39,644	$(10,406)	$380	$36,818

(unaudited)
Balance at December 31, 2004	$7,200	$38,946	$(3,578)	$2,092	$44,660

Comprehensive Income
Net income	-	2,544	-	-	2,544
Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(984)	(984)
Total Comprehensive Income					1,560

Cash dividends declared
$.65 per share	-	(2,219)	-	-	(2,219)

Balance at September 30, 2005	$7,200	$39,271	$(3,578)	$1,108	$44,001

The accompanying notes are an integral part of these consolidated financial statements.

21

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2006	2005

OPERATING ACTIVITIES
Net income	$2,124	$2,544
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	396	518
Amortization of intangibles	73	73
Provision (credit) for loan losses	120	(455)
Net accretion of loans and securities	(25)	(56)
Net securities gains	(25)	-
Gain on sale of foreclosed real estate	(12)	-
Income from investment in life insurance	(392)	(377)
Increase in other liabilities	295	226
(Increase) decrease in other assets	(538)	495
Net cash provided by operating activities	2,016	2,968

INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	16,950	(11,350)
Purchase of securities	(40,213)	(602)
Maturities and calls of securities	10,874	23,926
Proceeds from sales of securities	14,319	-
(Increase) decrease in restricted bank stock	(99)	710
Proceeds from sale of foreclosed real estate	29	-
Net increase in loans	(19,941)	(13,420)
Purchase of premises and equipment	(74)	(218)
Net cash used in investing activities	(18,155)	(954)

FINANCING ACTIVITIES
Net increase in deposits	21,552	13,362
Increase (decrease) in short-term borrowings	4,575	(7,950)
Dividends paid	(1,902)	(2,219)
Purchase of treasury stock	(6,828)	-
Net cash provided by (used in) financing activities	17,397	(3,193)
Increase in cash and cash equivalents	1,258	5,207

Cash and cash equivalents at beginning of year	12,881	7,786

Cash and cash equivalents at end of quarter	$14,139	$12,993

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,896	$3,186

Income Taxes	$825	$780
The accompanying notes are an integral part of these consolidated financial statements.

21

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Note 1 Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Commercial Bank & Trust of PA (the‘Bank”). All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2005, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2006 and the results of operations for the three and nine-month periods ended September 30, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation recorded a $120,000 provision for the nine-month period ended September 30, 2006. By comparison, the Corporation recorded a provision (credit) of $455,000 for the nine-month period end September 30, 2005. In 2005, the Corporation received a settlement on a previously charged off commercial loan. The proceeds from this settlement, net of related costs, amounted to $285,000. In addition, a significant classified loan was paid down in 2005, which had specific reserves allocated to the allowance for loan losses. This pay down along with the settlement noted above resulted in the over allocation of the allowance for loan losses, which was reversed by crediting the provision (income) and reducing the allowance for loan losses in 2005.

Description of changes: (Dollar amounts in thousands)

	2006	2005

Allowance balance January 1	$1,636	$1,855

Additions:
Provision (credit) charged against operating expenses	120	(455)
Recoveries on previously charged off loans	13	298

Deductions:
Loans charged off	(59)	(150)

Allowance balance September 30	$1,710	$1,545

21

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2006 and 2005 are as follows: (dollars in thousands)

	For three months		For nine months
	ended September 30		ended September30
	2006	2005	2006	2005
Gross change in unrealized gains (losses) on
securities available for sale	$ 1,716	$ (525)	$(334)	$(1,491)
Less: reclassification adjustment for gains
realized in income	(25)	-	(25)	-
Net unrealized gains (losses)	1,691	(525)	(359)	(1,491)
Tax effect	575	(178)	(122)	(507)
Net of tax amount	$ 1,116	$ (347)	$(237)	$(984)

Note 4 Legal Proceedings

Other than proceedings that occur in the normal course of business, there are no legal proceedings to which either the Corporation or the bank subsidiary is a party, that in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiary.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $420,000 automatically renew within the next twelve months, $62,000 will expire within the next twelve months and $3.4 million will expire within thirteen to one hundred and fifty-five months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

Note 6 Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented.

Note 7 New Accounting Standards

FAS 157

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

SAB 108

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.
Note 7 New Accounting Standards (continued)

SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

FASB Staff Position AUG AIR-1

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

21

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

OVERVIEW

The Corporation had net income of $2.1 million, or $0.67 per share, for the nine months ended September 30, 2006 compared to $2.5 million or $0.75 per share for the same period ended a year ago. The Corporation’s return on average assets for nine months ended 2006 and 2005 was 0.87% and 1.06% respectively. Return on average equity for the same two periods was 7.37% and 7.64%, respectively.

The Corporation purchased 362,113 shares of its own common stock in the first quarter of 2006. Costs associated with this purchase were $180,000. The legal and professional costs associated with this purchase were $150,000. In addition, the Corporation incurred additional director and miscellaneous costs of $30,000, as a result of the due diligence process prior to the stock purchase.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2006 and 2005, net interest income was $8.8 million and $8.9 million respectively, with 2006 benefiting from the $131,000 in interest income due to payoff and change of status of non-accrual loans.

The allowance for loan losses provision expense for the first nine months of 2006 was $120,000 compared with a ($455,000) credit recognized for the first nine months of 2005. (See Footnote 2 of the Notes to Consolidated Financial Statements) The $575,000 difference is a large component of the decrease in net income from 2006 to 2005.

21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets increased by $19 million, or 6.04%, from December 31, 2005 to September 30, 2006. The increase in assets was the net result of the following increases and decreases; fed funds sold decreased $17.0 million, investment securities increased $14.7 million and loans increased $19.9 million.

The Corporation’s total deposits increased $21.5 million from December 31, 2005 to September 30, 2006. Non-interest bearing deposits increased $2.4 million and interest-bearing deposits increased $19.1 million. The majority of the growth in deposits was certificates of deposits. Certificates of deposits increased due to higher market rates and bank promotions.

Shareholders' equity was $36.8 million on September 30, 2006 compared to $43.7 million on December 31, 2005. This $6.8 million decrease is due to the purchase of $6.8 million in treasury stock in 2006, $1.9 million in dividends paid, and a decrease in fair value of securities, decreasing equity by $237,000. The fair value of securities decreased because of higher bond market rates, which decreased the fair value of the corporation’s securities available for sale. These decreases were offset by net income of $2.1 million. Book value per common share decreased from $12.79 at December 31, 2005 to $12.09 at September 30, 2006.

RESULTS OF OPERATIONS

First Nine Months of 2006 as compared to the First Nine Months of 2005

Net income for the first nine months of 2006 was $2.1 million compared to $2.5 million for the same period of 2005, representing a 16.51% decrease. The decrease was mainly due the difference in the loan loss provision, with 2006 incurring a $120,000 expense compared to a benefit in 2005 of $455,000.

Interest income for the nine months ended September 30, 2006 was $13.0 million, an increase of 7.12% from interest income of $12.1 million for the nine months ended September 30, 2005. The yield on the loan portfolio for the first nine months of 2006 increased twenty-seven (27) basis points to 5.92%. This increase in yield is due to higher market rates for new loans; in addition loans tied to prime are earning higher yields than last year. The yield on loans and total interest income benefited from the collection of $131,000 in non-accrual interest on two loans noted under Overview. Interest income has also benefited from an increase in loan volume, with average balances up 8.7% for nine months ending September 30, 2006 compared to nine months ending September 30, 2005. The yield on the securities portfolio for the first nine months of 2006 increased thirteen (13) basis points to 5.59%. This increase in securities yields was due to purchases of mortgage-backed securities. The yield on total average earning assets for the first nine months of 2006 increased twenty-four (24) basis points from 2005 to 5.83%.

Total interest expense of $4.2 million for the first nine months of 2006 increased by $950,000 or 29.43% compared with the first nine months of 2005. The market cost of certificates of deposits increased; in addition total outstanding certificates of deposit balances increased in comparison to last year. These two factors led to the increase in interest expense for the first nine months of 2006. The average cost of interest-bearing liabilities for the first nine months of 2006 was 2.57%, a fifty-two (52) basis points increase from the same period in 2005.

As a result of the foregoing, net interest income for the first nine months of 2006 was $8.8 million, compared to $8.9 million for the first nine months of 2005.

The Corporation recorded loan loss provision expense in the amount of $120,000 for the nine months ended September 30, 2006 compared to a credit in the provision in the amount of $455,000 for the nine months ended September 30, 2005. After the application of provision (or credit) for loan losses, net interest income after provision (credit) for loan loss was $8.7 million for the nine months ended September 30, 2006 and $9.4 million for the nine months ended September 30, 2005. The difference in results is attributable to the credit (benefit) to loan loss reserve during 2005 and the provision (expense) in 2006 and higher overall interest expense on deposits. For a more detailed explanation of this credit, please refer to the information provided in Footnote 2 of the notes to consolidated financial statements.

Non-interest income for the first nine months of 2006 was $2.3 million, an increase of $140,000 from non-interest income for the first nine months of 2005. Non-interest income increased in 2006 due to the following items; an additional $44,000 in asset management and trust income from an increase in assets under management, an increase of $36,000 in service charges on deposit accounts due to an increase in the volume of deposit account overdrafts, $12,000 increase in other service charges and fees, $25,000 gain on the sale of securities, $15,000 increase on investment in life insurance, and a $8,000 increase in other income.

21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest expense for the first nine months of 2006 was $8.1 million, an increase of $95,000 or 1.19% from non-interest expense for the first nine months of 2005. Personnel costs declined by $74,000, or 1.87% due to lower benefit costs, occupancy increased $8,000, furniture and equipment expense decreased $87,000 due to lower amortization expense on software and lower depreciation expense on computer equipment. Legal and professional expenses increased by $136,000, a majority of this increase is associated with the treasury stock repurchase previously described. Other expenses increased $109,000 in 2006; other expenses increases were; $16,000 in director fees, $17,000 in insurance costs, $12,000 in trust department costs and $13,000 in software maintenance costs.

Federal income tax for the first nine months of 2006 was $729,000 compared to $926,000 for the same period in 2005. The effective tax rates for the first nine months of 2006 and 2005 were 25.56% and 26.69%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt on loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

The Corporation’s net income for the three months ended September 30, 2006 was $782,000, compared to $773,000 for the same period of 2005, representing a 1.17% increase. Income was higher due to a $128,000 increase in non-interest income, a decrease of $7,000 in non-interest expense which was offset by a $107,000 decrease in net interest income, and a $45,000 increase in the loan loss provision.

Interest income for the three months ended September 30, 2006 was $4.5 million, an increase of 10.74% from interest income of $4.1 million for the third quarter of 2005. This increase is attributable to higher average loan balances in 2006 compared to 2005; in addition, yields on loans have increased in 2006 compared to 2005. The loan yield increased (19) nineteen basis points to 5.91%. The Corporation purchased additional mortgage backed securities in 2006; these purchases raised the overall securities yield, which increased forty-five (45) basis points to 5.78% in 2006 compared to 2005. The yield on total average earning assets increased twenty-seven (27) basis points to 5.88%.

Interest expense during the third quarter of 2006 was $1.6 million, or $501,000 more when compared to the third quarter of 2005. The average cost increased to 2.88%, a seventy-five (75) basis points increase from a year ago. The interest expense has increased due to the Corporation paying higher rates on deposits and higher volumes.

Net interest income decreased 2.03% to $2.9 million during the third quarter of 2006 and yielded 3.47% of average total assets compared to 3.70% during the same period a year ago. The Corporations net interest income decreased in 2006 because interest expense on deposits increased at a greater pace than loan and security income. This has occurred due to higher market cost on deposits.

The Corporation recorded a $60,000 provision for loan losses for the third quarter of 2006. During the third quarter of 2005, the Corporation recorded a provision of $15,000 for loan losses. The increase in the provision expense in 2006 compared to 2005 is based on managements’ quarterly review of the allowance for loan losses. The corporation determined the growth in commercial loans and mortgages warranted additional provision expense in 2006 compared 2005.

Non-interest income increased $83,000 or 12.00%, to $772,000 during the third quarter of 2006. Higher non-interest income was due to $33,000 increase in asset management and trust income from an increase in assets under management, $25,000 in security gains, $10,000 bank owned life insurance and a $16,000 gain in other income.

Non-interest expense decreased $7,000 during the third quarter of 2006, a 0.27% decrease from the same period in 2005. Personnel costs increased by $8,000, occupancy cost increased $13,000, furniture and fixture costs decreased $32,000 due to lower depreciation expense. Legal and professional costs decreased for the three- month period in 2006 by $19,000 compared to same period 2005. Other expenses increased by $22,000.

Federal income tax on third quarter 2006 pretax earnings was $263,000 compared to $289,000 a year ago. The third quarter effective tax rate was 25.17% and 27.22%, respectively.

21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY

Liquidity measurements evaluate the Corporation’s ability to meet the cash flow requirements of its depositors and borrowers. The most desirable source of liquidity is deposit growth. Additional liquidity is provided by the maturity of investments in loans and securities and the principal and interest received from those earning assets. Another source of liquidity is represented by the Corporation’s ability to sell both loans and securities. The Bank is a member of the Federal Home Loan Bank (FHLB) system. The FHLB provides an additional source for liquidity for long and short-term funding. Additional sources of funding from financial institutions have been established for short-term funding needs.

The September 30, 2006 statement of cash flows indicates, for the nine months ending September 30, 2006, that cash from operating activities, the decrease in fed funds sold, deposit growth and an increase in short term borrowings were used to fund loan growth, to increase mortgage backed securities and purchase treasury stock.

As of September 30, 2006, the Corporation had available funding of approximately $170 million with the FHLB and an additional $26 million of short-term funding available through federal funds lines of credit.

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

21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS (continued)

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of September 30, 2006.

(dollar amounts in thousands)	TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$34,942
Standby letters of credit	430
Financial standby letters of credit	3,435

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2006 with that as of December 31, 2005. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the nine month ended	At or For the year ended
	September 30, 2006	December 31, 2005
	(dollar amounts in thousands)

Non-performing loans:
Loans on non-accrual basis	$659	$1,308
Past due loans > 90 days and still accruing interest	-	2
Renegotiated loans	2,833	2,860
Total non-performing loans	3,492	4,170
Foreclosed real estate	905	740

Total non-performing assets	$4,397	$4,910

Loans outstanding at end of period	$226,909	$207,039
Average loans outstanding (year-to-date)	$223,739	$199,505

Non-performing loans as a percent of total loans	1.54%	2.01%
Provision (credit) for loan losses	$120	$(365)
Net charge-offs (recoveries)	$46	$(146)
Net charge-offs as a percent of average loans	.02%	(.07)%
Provision for loan losses as a percent of net charge-offs	260.87%	-
Allowance for loan losses	$1,710	$1,636
Allowance for loan losses as a percent of average loans outstanding	0.76%	0.82%

As of September 30, 2006, $468,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The decrease in non-accrual loans from 12/31/05 to 9/30/06 is a result of $349,000 in payoffs, a net of $100,000 in loans were upgraded out of non-accrual status, due to performance and $175,000 was moved to foreclosed real estate. $2.5 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. The Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan prepayment terms.

21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. As of September 30, 2006, the Corporation, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 16.65% and 17.44%, respectively. The leverage ratio was 10.71%. The Bank’s capital position and related ratios are similar to the Corporation amounts listed below.

The table below presents the Corporation's capital position at September 30, 2006
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 35,892	16.65%
Tier I Capital Requirement	8,625	4.00

Total Equity Capital	$ 37,602	17.44%
Total Equity Capital Requirement	17,249	8.00

Leverage Capital	$ 35,892	10.71%
Leverage Requirement	13,403	4.00

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

21

The Corporation utilizes a computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4) the targeted growth or decline in loans, securities and deposits; (5) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that are subject to continual refinement. These assumptions and predictions include inputs to compute net interest income, growth rates and a variety of other factors that are difficult to accurately predict.

The September 30, 2006 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates. The model projects net interest income will decrease 8.4% if rates rise 200 bps, and projects a 4.2% decrease of net interest income if rates rise 100 bps. If rates decrease 200 bps, the model projects a 1.1 % increase in net interest income and if rates decrease 100 bps, the model projects net interest income will increase 2.3%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2006.

21

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

2 (a) None
2 (b) None
2 (c) See table below
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1- July 31	0	0	0	166,926
August 1 -August 31	0	0	0	166,926
September 1- September 30	0	0	0	166,926
Total	0	0	0	166,926

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 193,074 shares purchased under this authorization through September 30, 2006.

In March 2006, the Board of Directors authorized the repurchase of 362,113 shares of the Corporation’s common stock at $18.50 per share. These shares are not included in any previously approved stock repurchase program. Please see the Corporation’s 8-K dated March 27, 2006 for additional information on this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable

21

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

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 14, 2006	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 14, 2006	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer