Form 10-K
period 2006-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2007-03-28
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of registrant’s outstanding voting common stock held by non-affiliates on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $43,072,140.
Number of shares of common stock outstanding at March 1, 2007                                3,044,813

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2007 annual meeting of shareholders to be held May 15, 2007 are incorporated by reference into Part III of this Form 10-K. In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Part II of this Form 10-K.

Commercial National Financial Corporation

Form 10-K

INDEX

2

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

On July 19, 2005, the Board of Directors of the Bank entered into a Memorandum of Understanding with the Department and the FDIC. The Memorandum was terminated on June 13, 2006.

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

Employees

As of December 31, 2006, the Corporation employed 112 people in full- and part-time positions. Approximately 55 employees are represented by the United Auto Workers, Local 1799. In 2004, the Corporation and bargaining unit employees entered into a five-year labor agreement that will expire in February 2009.

2

Executive Officers of the Corporation

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name	Age	Present and Previous Positions

Gregg E. Hunter	48	Vice chairman, president and chief executive officer (February 2004 -
		present), Vice chairman and chief financial officer
		(December 1995 to January 2004)

Thomas D. Watters, CPA	45	Senior vice president and chief financial officer (July 2005-
		present), Chief Auditor (January 1998-July 2005)

Wendy S. Schmucker	38	Secretary/treasurer and senior vice president, division manager
		corporate administration (February 2004 - present) Secretary/treasurer
		and vice president, manager corporate administration (November
		1997 to January 2004)

Susan R. Skoloda	32	Vice president, corporate controls and community relations officer
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

Not Applicable.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Corporation’s security holders during the last quarter of its fiscal year ended December 31, 2006.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information appearing in the Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the Annual Report) in the section titled “Common Stock Information” is incorporated herein by reference in response to this item. As of March 8, 2007 there were 445 shareholders of record of the Corporation's common stock. The number of beneficial shareholders is approximately 855.

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

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 193,074 shares purchased under this authorization through December 31, 2006.

The Corporation did not purchase any treasury stock during the quarter ended December 31, 2006.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2006.

Item 9B. OTHER INFORMATION

NONE.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE
 GOVERANCE

Information concerning (i) directors, appearing under the captions “Election of Directors” and “Director’s Meetings and Committees” in the Corporation’s Proxy Statement, related to the Annual Meeting of Shareholders to be held May 15, 2007 (the “Proxy Statement”) (ii) information concerning executive officers, appearing under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, and (iii) information contained under the section “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement, are incorporated herein by reference to this Item 10.

The Corporation has adopted a Code of Ethics for Senior Financial Officers which is applicable to the Corporation’s principal executive officer and principal financial and accounting officer. A copy of such Code of Ethics has been filed as an exhibit to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information contained in the Corporation’s Proxy Statement under the following sections is hereby incorporated into this Item 11: (i) “Compensation Discusion and Anaylsis,” (ii) “Summary Compensation Table,” (iii) “Compensation Committee Report,” (iv) “Compensation of Directors,” and “Director Compensation Table.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information contained in the sections titled "Beneficial Ownership of Common Stock" and "Beneficial Ownership by Officers, Directors and Nominees" in the Proxy Statement is incorporated herein by reference to this Item 12.

Equity Compensation Plan Information

NONE

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information contained in the section titled “Related Party Transactions” as part of the “Compensation Discussion and Analysis,” in the Proxy Statement is incorporated herein by reference to this Item 13.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section titled “Auditor and Audit Fees” in the Proxy Statement is incorporated by reference to this Item 14.

2

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

Page Number or
Exhibit		Incorporated by
Number	Description	Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amended Articles of Incorporation	Exhibit 3.6 to Form 10-Q
Filed for the quarter ended
September 30, 2004

3.4	Amended Bylaws of Registrant	Exhibit 3.8 to Form 10-Q
Filed for the quarter ended
September 30, 2004

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the Quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10-3 to Form 10-K for the period ended December 31, 2003.

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2006	Filed herewith

14	Code of Ethics for Senior Financial Officers	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

March 20, 2007

By:/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President
and Chief Financial Officer

March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY	DATE

/s/ George V. Welty	March 20, 2007
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	March 20, 2007
Gregg E. Hunter, Vice Chairman of the Board, Director, Chief Executive Officer (principal executive officer)
/s/ Thomas D. Watters	March 20, 2007
Thomas D. Watters , Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ Wendy S. Schmucker	March 20, 2007
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 20, 2007
John T. Babilya, Director
/s/ George A. Conti, Jr.	March 20, 2007
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 20, 2007
Richmond H. Ferguson, Director
/s/ Dorothy S. Hunter	March 20, 2007
Dorothy S. Hunter, Director
/s/ Frank E. Jobe	March 20, 2007
Frank E. Jobe, Director
/s/ Steven H. Landers	March 20, 2007
Steven H. Landers, Director
/s/ Joseph A. Mosso	March 20, 2007
Joseph A. Mosso, Director
/s/ Bruce A. Robinson	March 20, 2007
Bruce A. Robinson, Director

/s/ Debra L. Spatola	March 20, 2007
Debra L. Spatola, Director
/s/ C. Edward Wible	March 20, 2007
C. Edward Wible, Director

2

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 21 - Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial Bank & Trust of PA	Pennsylvania

Commercial National Insurance Services, Inc.	Pennsylvania

The Corporation will provide without charge to any shareholder a copy of its 2006 annual report on Form 10-K as required to be filed with the Securities and Exchange Commission. Requests should be made in writing to:

COMMERCIAL NATIONAL FINANCIAL CORPORATION
STOCK TRANSFER DEPARTMENT
ATTN: WENDY SCHMUCKER
P.O. BOX 429
LATROBE, PA 15650

BUS_EST:223882-6