Form 10-Q
period 2007-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2007-05-14
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

          [ ]yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT May 11, 2007
Common Stock, $2 Par Value	3,044,813 Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	100

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	144

ITEM 4. Controls and Procedures	155

5

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings	166
ITEM 1A. Risk Factors	16
TEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	166
ITEM 3. Defaults Upon Senior Securities	166
ITEM 4. Submission of Matters to a Vote of Security Holders	166
ITEM 5. Other Information	166
ITEM 6. Exhibits	177

Signatures	188

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS
Cash and due from banks	$9,954	$10,134
Interest bearing deposits with banks	248	22
Total cash and cash equivalents	10,202	10,156

Federal funds sold	5,475	-
Investment securities available for sale	76,623	78,996
Restricted investments in bank stock	1,261	1,180

Loans receivable	225,043	229,528
Allowance for loan losses	(1,880)	(1,806)
Net loans	223,163	227,722

Premises and equipment, net	3,847	3,886
Investment in life insurance	13,566	13,452
Other assets	3,146	2,804

Total assets	$337,283	$338,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$67,998	$65,699
Interest bearing	230,145	228,221
Total deposits	298,143	293,920

Short-term borrowings	-	5,000
Other liabilities	1,791	2,047
Total liabilities	299,934	300,968

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,044,813 shares outstanding	7,200	7,200
Retained earnings	40,000	39,869
Accumulated other comprehensive income	555	566
Treasury stock, at cost, 555,187 shares	(10,406)	(10,406)
Total shareholders' equity	37,349	37,229

Total liabilities and
shareholders' equity	$337,283	$338,196

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2007	2006
	(unaudited)	(unaudited	)
INTEREST INCOME:
Interest and fees on loans	$3,421	$3,003
Interest and dividends on investments:
Taxable	1,094	881
Exempt from federal income tax	60	33
Other	22	171
Total interest income	4,597	4,088

INTEREST EXPENSE
Interest on deposits	1,588	1,199
Interest on short-term borrowings	64	-
Total interest expense	1,652	1,199

NET INTEREST INCOME	2,945	2,889
PROVISION FOR LOAN LOSSES	90	30

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,855	2,859

OTHER INCOME
Asset management and trust income	274	209
Service charges on deposit accounts	151	164
Other service charges and fees	192	201
Income from investment in life insurance	135	129
Other income	46	43
Total other income	798	746

OTHER EXPENSES
Salaries and employee benefits	1,353	1,311
Net occupancy expense	194	196
Furniture and equipment expense	113	166
Pennsylvania shares tax	140	140
Legal and professional	120	301
Other expense	747	758
Total other expenses	2,667	2,872

INCOME BEFORE INCOME TAXES	986	733
Income tax expense	246	195

NET INCOME	$740	$538

Average shares outstanding	3,044,813	3,381,238

EARNINGS PER SHARE, BASIC	$0.24	$0 .16

Dividend declared per share	$0 .20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2006	$7,200	$39,869	$(10,406)	$566	$37,229

Comprehensive Income
Net income	-	740	-	-	740

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(11)	(11)
Total Comprehensive Income					729

Cash dividends declared
$.20 per share	-	(609)		-	(609)

Balance at March 31, 2007	$7,200	$40,000	$(10,406)	$555	$37,349

(unaudited)
Balance at December 31, 2005	$7,200	$39,422	$(3,578)	$617	$43,661

Comprehensive Income
Net income	-	538	-	-	538

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(312)	(312)
Total Comprehensive Income					226

Cash dividends declared
$.20 per share	-	(683)		-	(683)
Purchase of treasury stock
(362,113 shares )			(6,699)		(6,699)

Balance at March 31, 2006	$7,200	$39,277	$(10,277)	$305	$36,505

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months March 31,

	2007	2006

OPERATING ACTIVITIES
Net income	$740	$538
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	124	137
Amortization of intangibles	24	24
Provision for loan losses	90	30
Net accretion of loans and securities	(12)	(12)
Income from investment in life insurance	(135)	(129)
Loss on sale of foreclosed real estate	7	-
Decrease in other liabilities	(250)	(25)
Increase in other assets	(377)	(243)
Net cash provided by operating activities	211	320

INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	(5,475)	4,975
Purchase of securities	-	(520)
Maturities and calls of securities	2,389	3,300
Purchase of restricted investments in bank stock	(289)	-
Redemption of restricted investments in bank stock	208	16
Net decrease (increase) in loans	4,455	(6,513)
Proceeds from sale of foreclosed real estate	18	-
Purchase of premises and equipment	(85)	(33)
Net cash provided by investing activities	1,221	1,225

FINANCING ACTIVITIES
Net increase in deposits	4,223	2,836
Decrease in other short-term borrowings	(5,000)	-
Dividends paid	(609)	(683)
Purchase of treasury stock	-	(6,699)
Net cash used in financing activities	(1,386)	(4,546)
Increase (decrease) in cash and cash equivalents	46	(3,001)

Cash and cash equivalents at beginning of year	10,156	12,881

Cash and cash equivalents at end of quarter	$10,202	$9,880

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,800	$1,168

Income Taxes	$75	$140
The accompanying notes are an integral part of these consolidated financial statements.

                            COMMERCIAL NATIONAL FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Note 1  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiary, Commercial Bank & Trust of PA. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2006, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2007 and the results of operations for the three-month period ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

The corporation recorded a $90,000 provision for the three-month period ended March 31, 2007. By comparison, during the Corporation’s first quarter 2006 the Corporation recorded a $30,000 provision.

Description of changes:
(dollars in thousands)
	2007	2006

Allowance balance January 1	$1,806	$1,636

Provision charged to operating expenses	90	30
Recoveries on previously charged off loans	4	5
Loans charged off	(20)	(44)

Allowance balance March 31	$1,880	$1,627

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2007 and 2006 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2007	2006
Net unrealized (losses) on
securities available for sale	$(16)	$(472)

Tax effect	(5)	(160)
Net of tax amount	$(11)	$(312)

Note 4 Legal Proceedings

Other than proceedings, which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $600,000 automatically renew within the next twelve months, $51,000 will expire within the next twelve months and $3,357,000 will expire within thirteen to one hundred and forty-nine months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

Note 6 Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2007 and 2006 was 3,044,813 and 3,381,238 respectively.

Note 7 New Accounting Standards

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Corporation is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

FAS 157

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporations is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2006 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

The Corporation had net income of $740,000 or $0.24 per share, for the first quarter ended March 31, 2007 compared to $538,000 or $0.16 per share for the quarter ended March 31, 2006. The Corporation’s return on average assets for the first quarter of 2007 and 2006 was .88% and .68%, respectively. Return on average equity for the same two periods was 7.95% and 4.97%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2007 and 2006, net interest income was $2.9 million and $2.9 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets decreased by $913,000, or 0.30%, from December 31, 2006 to March 31, 2007. Federal funds sold increased by $5.5 million and investment securities available for sale decreased by $2.4 million. The decrease in investments was a result of principal pay-downs on mortgage-backed securities. Net loans outstanding decreased by $4.6 million. Declines in construction mortgages of $1.8 million, $1.1 million in lines of credits, $2.8 million in commercial loans and $230,000 in consumer loans were slightly offset by a $1.5 million increase in residential mortgages. The Corporation attributes the loan declines to commercial customers being cautious in the first quarter of 2007. Federal funds sold increased due the decrease in investments and net loans.

The Corporation’s total deposits increased $4.2 million from December 31, 2006 to March 31, 2007. Non-interest bearing deposits increased by $2.3 million and interest-bearing deposits increased by $1.9 million. The increase in non-interest deposits is considered a normal fluctuation in our customer’s checking accounts and the increase in certificates of deposits is due to the corporation matching market rates on shorter duration certificates of deposits. Short term borrowings declined by $5.0 million from December 31, 2006 to March 31, 2007. The increase in deposits eliminated the need for the $5.0 million in short term borrowings.

Shareholders' equity was $37.3 million on March 31, 2007 compared to $37.2 million on December 31, 2006. Total shareholders equity increased due to the $740,000 in net income that was offset by $609,000 paid in dividends to shareholders and the decrease in other comprehensive income of $11,000 due to the decrease in the fair value of securities available for sale. Book value per common share increased from $12.23 at December 31, 2006 to $12.27 at March 31, 2007.

RESULTS OF OPERATIONS

First Three Months of 2007 as compared to the First Three Months of 2006

Net income for the first three months of 2007 was $740,000 compared to $538,000 for the same period of 2006, representing a 38% increase. The main reason for the increase was legal and professional fees in 2007 were $181,000 lower compared with 2006. In the first quarter of 2006, the Corporation purchased 362,116 shares of its own common stock. The legal and professional costs associated with this purchase were $150,000.

Interest income for the three months ended March 31, 2007 was $4.6 million, an increase of 12.45% from interest income of $4.1 million for the three months ended March 31, 2006. Loan income increased in 2007 due to higher average loan balances in 2007 and higher yields. The yield on the loan portfolio for the first three months of 2007 increased twenty- six (26) basis points to 6.03% from 5.77% in 2006. In addition, average loan balances increased 8.91% in 2007 compared with the averages for the first quarter 2006. The bank has been able to increase yields due to higher market rates for loans. The yield on the securities portfolio for the first three months of 2007 increased forty-eight (48) basis points to 5.86%. The yield increased mainly due to the corporation’s ability to purchase higher yielding securities between first quarter 2006 and first quarter 2007. The securities purchased were mortgage-backed securities. The yield on total average earning assets for the first three months of 2007 increased thirty-three (33) basis points from 2006 to 5.99%.

Total interest expense of $1.65 million for the first three months of 2007 increased by $450,000 or 38% from the first three months of 2006. In the first quarter of 2007, the market cost of interest-bearing deposits increased, in addition, the volume of the Corporation’s interest-bearing deposits increased. The average cost of interest-bearing liabilities for the first three months of 2007 was 2.92%, a sixty-one (61) basis points increase from the same period in 2006.

As a result of the foregoing, net interest income for the first three months of 2007 was substantially the same as the first three months of 2006, $2.9 million.

The Corporation recorded a provision for loan losses of $90,000 for the three months ended March 31, 2007 compared to a $30,000 provision for the three months ended March 31, 2006. The Corporation increased the provision in 2007 due to higher outstanding loan balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest income for the first three months of 2007 was $798,000, an increase of 7% from 2006. This increase in income of $52,000 is primarily the result of an increase in Asset Management and Trust income of $65,000 offset by a $13,000 reduction in service charge and overdraft fees on deposit accounts.

Non-interest expenses for the first three months of 2007 was $2.7 million, a decrease of $205,000 or 7% from non-interest expenses for the first three months of 2006. Personnel costs increased $42,000 period to period. Legal and Professional expense decreased by $181,000, mainly due to costs associated with the repurchase of stock in 2006. In 2007 Furniture and Equipment expense decreased by $53,000 due to lower equipment maintenance and lower depreciation costs on Furniture and Equipment. Other expenses decreased by $11,000.

Federal income tax for the first three months of 2007 was $246,000 compared to $195,000 for the same period in 2006. The effective tax rates for the first three months of 2007 and 2006 were 24.9% and 26.6%, respectively.

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

The statement of cash flows indicates cash provided by the decrease in loan balances and the maturities and calls of securities were used to increase federal funds sold. The increase in deposits provided funding to eliminate short-term borrowings.

As of March 31, 2007, the Corporation had available funding of approximately $187 million at the FHLB, with an additional $26 million of short term funding available through other lines of credit.

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
AND RESULTS OF OPERATIONS

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2007 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$38,810
Standby letters of credit	600
Financial standby letters of credit	3,409

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2007 with that as of December 31, 2006. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Three month ended	At or For the Year ended
	March 31, 2007	December 31, 2006
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$540	$561
Past due loans > 90 days	-	-
Renegotiated loans	2,812	2,823
Total non-performing loans	3,352	3,384
Foreclosed real estate	880	905

Total non-performing assets	$4,232	$4,289

Loans outstanding at end of period	$225,043	$229,528
Average loans outstanding (year-to-date)	$226,843	$218,944

Non-performing loans as a percent of total loans	1.49%	1.47%
Provision for loan losses	$90	$210
Net charge-offs	$16	$40
Net charge-offs as a percent of average loans	.01%	.02%
Provision for loan losses as a percent of net charge-offs	563.00%	525.00%
Allowance for loan losses	$1,880	$1,806
Allowance for loan losses as a percent of average loans outstanding	0.83%	0.82%

As of March 31, 2007, $426,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis.
 $2.4 million of the renegotiated loan amount relates to a single borrower. The borrower requested a modification of interest and a period of interest only payments. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank hold holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed. As of March 31, 2007, the Corporation, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 16.86% and 17.73% respectively. The leverage ratio was 10.87%. The bank’s capital position and related ratios are similar to the Corporation’s amounts listed below.

The table below presents the Corporation's capital position at March 31, 2007
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 36,225	16.86%
Tier I Capital Requirement	8,595	4.00

Total Equity Capital	$ 38,105	17.73%
Total Equity Capital Requirement	17,190	8.00

Leverage Capital	$ 36,225	10.87%
Leverage Requirement	13,329	4.00

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

The March 31, 2007 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates. The model projects net interest income will decrease 5.9% if rates rise 200 bps, and projects a 2.7% decrease of net interest income if rates rise 100 bps. If rates decrease 200 bps, the model projects a 2.7% decrease in net interest income and if rates decrease 100 bps, the model projects net interest income will increase 0.7%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than proceedings, which occur in the normal course of business, there is no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in management’s opinion, will have any material effect on the financial position of the Corporation and its subsidiaries.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Corporation’s December 31, 2006 Form 10-K, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2 (a) None
2 (b) None
2 (c) See table below
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1- January 31	0	0	0	166,926
February 1 -February 28	0	0	0	166,926
March 1- March 31	0	0	0	166,926
Total	0	0	0	166,926

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 193,074 shares purchased under this authorization through March 31, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

a. Exhibits
Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter ended September 30, 2004

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 14, 2007	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 14, 2007	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer