Form 10-Q
period 2007-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2007-08-10
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

          [ ]yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT July 31, 2007
Common Stock, $2 Par Value	3,044,813 Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Financial Statements
	COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)	(unaudited)

ASSETS
Cash and due from banks	$10,998	$10,134
Interest bearing deposits with banks	317	22
Total cash and cash equivalents	11,315	10,156

Federal funds sold	375	-
Investment securities available for sale	71,954	78,996
Restricted investments in bank stock	1,216	1,180

Loans receivable	224,521	229,528
Allowance for loan losses	(1,857)	(1,806)
Net loans	222,664	227,722

Premises and equipment, net	3,770	3,886
Investment in life insurance	13,680	13,452
Other assets	3,430	2,804

Total assets	$328,404	$338,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$66,671	$65,699
Interest bearing	224,045	228,221
Total deposits	290,716	293,920

Short term borrowings	-	5,000
Other liabilities	1,483	2,047
Total liabilities	292,199	300,967

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,044,813 shares outstanding	7,200	7,200
Retained earnings	40,107	39,869
Accumulated other comprehensive income (loss)	(696)	566
Treasury stock, at cost, 555,187 shares	(10,406)	(10,406)
Total shareholders' equity	36,205	37,229

Total liabilities and
shareholders' equity	$328,404	$338,196

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$3,373	$3,274	$6,794	$6,277
Interest and dividends on investments:
Taxable	1,084	946	2,204	1,828
Exempt from federal income taxes	34	38	68	71
Other	94	119	117	291
Total interest income	4,585	4,377	9,183	8,467

INTEREST EXPENSE:
Interest on deposits	1,641	1,355	3,229	2,554
Interest on short-term borrowings	3	4	67	4
Total interest expense	1,644	1,359	3,296	2,558

NET INTEREST INCOME	2,941	3,018	5,887	5,909
PROVISION FOR LOAN LOSSES	-	30	90	60

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,941	2,988	5,797	5,849

OTHER OPERATING INCOME:
Asset management and trust income	253	237	527	447
Service charges on deposit accounts	165	146	316	310
Other service charges and fees	160	171	352	372
Income from investment in life insurance	135	129	270	258
Other income	32	59	78	102
Total other operating income	745	742	1,543	1,489

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,360	1,299	2,713	2,610
Net occupancy	173	167	367	363
Furniture and equipment expense	144	149	257	316
Pennsylvania shares tax	134	140	274	280
Legal and professional	111	128	231	429
Other expenses	785	771	1,533	1,532
Total other operating expenses	2,707	2,654	5,375	5,530

INCOME BEFORE INCOME TAXES	979	1,076	1,965	1,808
Income tax expense	263	271	509	466

NET INCOME	$716	$805	$1,456	$1,342

Average Shares Outstanding	3,044,813	3,050,742	3,044,813	3,215,077

EARNINGS PER SHARE, BASIC	$0.24	$0.26	$0.48	$0.42

Dividends Declared Per Share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income (Loss)	Equity
(unaudited)
Balance at December 31, 2006	$7,200	$39,869	$(10,406)	$566	$37,229

Comprehensive Income:
Net income	-	1,456	-	-	1,456

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(1,262)	(1,262)
Total Comprehensive Income					194

Cash dividends declared
$.40 per share	-	(1,218)	-	-	(1,218)

Balance at June 30, 2007	$7,200	$40,107	$(10,406)	$(696)	$36,205

(unaudited)
Balance at December 31, 2005	$7,200	$39,422	$(3,578)	$617	$43,661

Comprehensive Income (loss):
Net income	-	1,342	-	-	1,342

Other comprehensive income, net of tax:
Unrealized net losses on securities	-	-	-	(1,353)	(1,353)
Total Comprehensive loss					(11)

Cash dividends declared
$.40 per share	-	(1,293)	-	-	(1,293)
Purchase of Treasury Stock
(368,613 shares)	-	-	(6,829)	-	(6,829)

Balance at June 30, 2006	$7,200	$39,471	$(10,407)	$(736)	$35,528

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2007	2006

OPERATING ACTIVITIES
Net income	$1,456	$1,342
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	208	269
Amortization of intangibles	49	49
Provision for loan losses	90	60
Net accretion of loans and securities	(58)	(13)
Income from investment in life insurance	(270)	(258)
Increase (decrease) in other liabilities	(326)	126
(Increase) decrease in other assets	(328)	(300)
Net cash provided by operating activities	821	1,275

INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	(375)	16,950
Purchase of securities	-	(20,413)
Maturities and calls of securities	5,194	7,816
Purchase of restricted investments in bank stock	(290)	(124)
Redemption of restricted investments in bank stock	254	-
Net (increase) decrease in loans	4,912	(11,383)
Proceeds from sale of foreclosed real estate	158	-
Purchase of premises and equipment	(93)	(59)
Net cash provided by (used in) investing activities	9,760	(7,213)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,204)	8,632
Increase (decrease) in short-term borrowings	(5,000)	2,600
Dividends paid	(1,218)	(1,293)
Purchase of treasury stock	-	(6,829)
Net cash provided by (used in) financing activities	(9,422)	3,110
Increase (decrease) in cash and cash equivalents	1,159	(2,828)

Cash and cash equivalents at beginning of year	10,156	12,881

Cash and cash equivalents at end of quarter	$11,315	$10,053

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,389	$2,328

Income Taxes	$763	$500
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Note 1 Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Commercial Bank & Trust of PA (the‘Bank”). All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2006, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2007 and the results of operations for the three and six-month periods ended June 30, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation recorded a $90,000 provision for the six-month period ended June 30, 2007. By comparison, during the Corporation’s first six months of 2006, the provision was $60,000.

Description of changes: (Dollar amounts in thousands)

	2007	2006

Allowance balance January 1	$1,806	$1,636

Additions:
Provision charged against operating expenses	90	60
Recoveries on previously charged off loans	10	8

Deductions:
Loans charged off	(49)	(49)

Allowance balance June 30	$1,857	$1,655

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2007 and 2006 are as follows: (dollars in thousands)

	For three months		For six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Gross change in unrealized losses on
securities available for sale	$(1,896)	$(1,578)	$(1,912)	$(2,051)

Net unrealized losses	(1,896)	(1,578)	(1,912)	(2,051)
Tax effect	(645)	(536)	(650)	(698)
Net of tax amount	$(1,251)	$(1,042)	$(1,262)	$(1,353)

Note 4 Legal Proceedings

Other than proceedings that occur in the normal course of business, there are no legal proceedings to which either the Corporation or the bank subsidiary is a party, which in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiary.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $602,000 automatically renews within the next twelve months and $2.7 million will expire within thirteen to one hundred and forty-six months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

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

New Accounting Standards continued

EITF 06-4

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

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

OVERVIEW

The Corporation had net income of $1.5 million, or $0.48 per share, for the six months ended June 30, 2007 compared to $1.3 million or $0.42 per share for the same period ended a year ago. The Corporation’s return on average assets for six months ended 2007 and 2006 was 0.87% and 0.84% respectively. Return on average equity for the same two periods was 7.85% and 6.77%, respectively.

The Corporation purchased 362,113 shares of its own common stock in the first quarter of 2006; costs associated with this purchase were $180,000. The legal and professional costs associated with this purchase were $150,000. In addition, the Corporation incurred additional director and miscellaneous costs of $30,000, as a result of the due diligence process prior to the stock purchase. The Corporation recognized $131,000 in interest income in the second quarter of 2006, due to the payoff of one loan that had been in non-accrual status and the upgrade of another non-accrual loan.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2007 and 2006, net interest income was $5.9 million, with 2006 benefiting from the $131,000 in interest income due to payoff and change of status of non-accrual loans, noted in paragraph above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets decreased by $9.8 million, or 2.90%, from December 31, 2006 to June 30, 2007. The decrease in assets was the net result of the following increases and decreases; cash increased $1.2 million, fed funds sold increased $375,000, investment securities decreased $7.0 million and net loans decreased $5.1 million. Securities decreased due to $5.1 million in normal principal pay-downs on mortgage-backed securities and a $1.9 million decrease in fair values. The fair value of the Corporation’s securities decreased because of the recent increase in interest rates. The decrease in loans was the result of the following, construction mortgages decreased $3.1 million, consumer mortgages increased $6.0 million, tax-free loans decreased $2.9 million, consumer demand loans decreased $1.1 million and commercial loans decreased $1.8 million. Premises and equipment declined $116,000, Investments in life insurance increased $228,000 and other assets increased $626,000.

The Corporation’s total deposits decreased $3.2 million from December 31, 2006 to June 30, 2007. Non-interest-bearing deposits increased $1.0 million and interest-bearing deposits decreased $4.2 million. The majority of the decline in interest bearing deposits was money markets and savings accounts.

Shareholders' equity was $36.2 million on June 30, 2007 compared to $37.2 million on December 31, 2006. This $1.0 million decrease resulted from the $1.5 million net income offset by the $1.2 million dividend paid and the decrease in fair value of securities net of tax of $1.3 million. Book value per common share decreased from $12.23 at December 31, 2006 to $11.89 at June 30, 2007.

RESULTS OF OPERATIONS

First Six Months of 2007 as compared to the First Six Months of 2006

Net income for the first six months of 2007 was $1.5 million compared to $1.3 million for the same period of 2006, representing an 8.50% increase. The increase was due to higher non-interest income and lower non-interest expense in 2007 compared with 2006.

Interest income for the six months ended June 30, 2007 was $9.2 million, an increase of 8.50% from interest income of $8.5 million for the six months ended June 30, 2006. The yield on the loan portfolio for the first six months of 2007 increased twelve (12) basis points to 6.04%. This increase in yield is due to higher market rates for new loans and loans subject to periodic re-pricing. The yield on loans and total interest income in 2006 benefited from the collection of $131,000 in non-accrual interest on two loans noted under Overview. Interest income has also benefited from an increase in loan volume, with average balances up 6.13% for six months ending June 30, 2007 compared to six months ending June 30, 2006. The yield on the securities portfolio for the first six months of 2007 increased forty (40) basis points to 5.89%. This increase in security yield is attributable to the purchase of higher earning securities in the second and third quarter of 2006. The yield on total average earning assets for the first six months of 2007 increased twenty (20) basis points from 2006 to 6.00%.

Total interest expense of $3.3 million for the first six months of 2007 increased by $738,000 or 28.85% compared with the first six months of 2006. The market cost of certificates of deposits increased; and in addition, total average outstanding certificates of deposit balances increased in comparison to last year. These two factors led to the increase in interest expense for the first six months of 2007. The average cost of interest-bearing liabilities for the first six months of 2007 was 2.87%, a forty-six (46) basis point increase from the same period in 2006.

As a result of the foregoing, net interest income for the first six months of 2007 was the same as the first six months of 2006, $5.9 million.

The Corporation recorded loan loss provision expense in the amount of $90,000 for the six months ended June 30, 2007 compared to a provision in the amount of $60,000 for the six months ended June 30, 2006 based on management’s assessment of credit exposure in the loan portfolio.

Non-interest income for the first six months of 2007 was $1.5 million, a slight increase of $54,000 from non-interest income for the first six months of 2006. The $54,000 is the net of the following; Asset Management and Trust income increased $80,000, due to an increase in assets managed by this division, a $6,000 increase in service charges, a $20,000 decrease in other service charges and fees, a $12,000 increase in life insurance income, which was higher because of an increase in cash surrender values in 2007 and other income decreased $24,000. Other income was lower, mainly due to a $17,000 loss on the sale of two properties held in Other Real Estate owned.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest expense for the first six months of 2007 was $5.4 million, a decrease of $155,000 or 2.8% from non-interest expense for the first six months of 2006. Personnel costs increased by $103,000, or 3.95% due to increases in employee wages, occupancy decreased $4,000, furniture and equipment expense decreased $59,000 due to lower amortization expense on software and lower depreciation expense on equipment. Legal and professional expenses decreased by $198,000, a majority of this decrease is associated with the treasury stock repurchase cost incurred in 2006, previously described.

Federal income tax for the first six months of 2007 was $509,000 compared to $466,000 for the same period in 2006. The effective tax rates for the first six months of 2007 and 2006 were 25.90% and 25.77%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

The Corporation’s net income for the three months ended June 30, 2007 was $716,000, compared to $805,000 for the same period of 2006, representing a 10.98% decrease. Income was lower due to a $77,000 decrease in net interest income. In 2006, the second quarter benefited from $131,000 in the recognition of non-accrual interest previously mentioned.

Interest income for the three months ended June 30, 2007 was $4.6 million, an increase of 4.75% from interest income of $4.4 million for the second quarter of 2006. The second quarter 2006 benefited from non-accrual interest of $131,000 previously mentioned. The Corporation was able to increase interest income due to higher average loans and securities in 2007, along with higher interest rates on new loans and loans that adjust with the prime rate. The loan yield decreased two (2) basis points to 6.05% from 6.07%. As mentioned above, the 2006 yield benefited from the recognition of non-accrual interest. The Corporation purchased additional mortgage backed securities in May, June, July and August of 2006; these purchases raised the overall securities yield, which increased twenty-four (24) basis points to 5.85% in 2007 compared to 5.61% in 2006. The yield on total average earning assets increased four (4) basis points to 5.99% in 2007.

Interest expense during the second quarter of 2007 was $1.6 million, or $285,000 more when compared to the second quarter of 2006. The average cost increased to 2.86%, a thirty-six (36) basis points increase from a year ago. The interest expense has increased due to the Corporation paying higher rates on deposits and higher volumes.

As a result of the foregoing, net interest income declined $77,000 or 2.55% to $2.9 million during the second quarter of 2007 and yielded 3.53% of average total assets compared to 3.75% during the same period a year ago.

The Corporation recorded no provision for loan losses for the second quarter of 2007. During the second quarter of 2006, the Corporation recorded a provision of $30,000 for loan losses.

Non-interest income increased slightly by $3,000 or 0.40%, to $745,000 during the second quarter of 2007. The $3,000 increase is the net of a $16,000 increase in Asset Management and Trust income compared to 2006 due to an increase in assets being managed by this division, an increase of $19,000 in service charges on deposits accounts, a $11,000 decrease in other service charges. Income from investment of life insurance increased by $6,000 due to higher cash surrender values and other income was $19,000 lower in 2007 due to a $17,000 loss on the sale of two properties held in Other Real Estate owned.

Non-interest expense increased $53,000 during the second quarter of 2007, a 2.00% increase from the same period in 2006. Personnel costs increased by $61,000 due to higher wages for employees, occupancy cost increased $6,000, furniture and fixture costs decreased $5,000 due to lower depreciation expense. Legal and professional costs decreased for the three-month period in 2007 by $17,000 compared to same period 2006. Other expenses increased by $14,000.

Federal income tax on second quarter 2007 pretax earnings was $263,000 compared to $271,000 a year ago. The second quarter effective tax rates for 2007 and 2006 were 26.86% and 25.19%, respectively.

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

The June 30, 2007 statement of cash flows indicates, for the six months ending June 30, 2007, that cash from operating activities and the cash from the decrease in securities and loans was used to pay-down the short term borrowing and return funds to depositors as total deposits decreased.

As of June 30, 2007, the Corporation had available funding of approximately $185 million with the FHLB and an additional $27 million of short-term funding available through federal funds lines of credit.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered agreements to purchase mortgage-backed securities, with settlement dates in August and September 2007. The original face for these agreements is $40 million, all purchased at a discount with total commitment to purchase at $39.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor. The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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
AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS (continued)

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase when-issued securities as of June 30, 2007.

(dollar amounts in thousands)	TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$38,921
Standby letters of credit	602
Financial standby letters of credit	2,766
Commitments to purchase securities
Commitments to purchase mortgage backed securities	39,500

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2007 with that as of December 31, 2006. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal until the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the six months ended	At or For the year ended
	June 30, 2007	December 31, 2006
	(dollar amounts in thousands)

Non-performing loans:
Loans on non-accrual basis	$471	$561
Past due loans > 90 days	-	-
Renegotiated loans	2,801	2,823
Total non-performing loans	3,272	3,384
Foreclosed real estate	740	905

Total non-performing assets	$4,012	$4,289

Loans outstanding at end of period	$224,521	$229,528
Average loans outstanding (year-to-date)	$224,987	$218,944

Non-performing loans as a percent of total loans	1.46%	1.47%
Provision (credit) for loan losses	$90	$210
Net charge-offs (recoveries)	$39	$40
Net charge-offs as a percent of average loans	0.02%	0.02%
Provision for loan losses as a percent of net charge-offs	230.77%	525.00%
Allowance for loan losses	$1,857	$1,806
Allowance for loan losses as a percent of average loans outstanding	0.83%	0.82%

As of June 30, 2007, $367,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. $2.4 million of the renegotiated loan amount relates to a single borrower. The corporation anticipates this $2.4 million loan, based on the current performance will be removed from non-performing loans as of September 30, 2007. The borrower requested a modification of interest and a period of interest only payments. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan prepayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of June 30, 2007, Commercial Bank & Trust of PA had Tier I and total equity capital to risk weighted assets ratios of 17.23% and 18.11%, respectively. The leverage ratio was 10.93%.

The table below presents the Bank’s capital position at June 30, 2007
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$36,368	17.23%
Tier I Capital Requirement	8,445	4.00

Total Equity Capital	$38,225	18.11%
Total Equity Capital Requirement	16,890	8.00

Leverage Capital	$36,368	10.93%
Leverage Requirement	13,331	4.00

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

The June 30, 2007 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates. The model projects net interest income will decrease 7.60% if rates rise 200 bps, and projects a 3.60% decrease of net interest income if rates rise 100 bps. If rates decrease 200 bps, the model projects a 0.01% decrease in net interest income and if rates decrease 100 bps, the model projects net interest income will increase 2.20%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended June 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2 (a) None
2 (b) None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 193,074 shares purchased under this authorization through June 30, 2007, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 - April 30	0	0	0	166,926
May 1-May 31	0	0	0	166,926
June 1- June 30	0	0	0	166,926
Total	0	0	0	166,926

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. May 15, 2007 Annual Meeting of Shareholders

b. Directors elected at the meeting and results of voting:

Director	For	Against

John T. Babilya	2,368,239	6,965
George A. Conti, Jr.	2,369,489	5,715
Frank E. Jobe	2,366,599	8,605
Steven H. Landers	2,371,389	3,815
C. Edward Wible	2,370,239	4,965

Continuing directors:

Richmond H. Ferguson	Bruce A. Robinson
Dorothy S. Hunter	Debra L. Spatola
Gregg E. Hunter	George V. Welty
Joseph A. Mosso

Ratification of the appointment of Beard Miller Company LLP, as independent auditors:

For	Against	Withheld	Abstain

2,375,023	117	0	64

ITEM 5. OTHER INFORMATION

Not applicable

 ITEM 6.  EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter September 30, 2004

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 10, 2007	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 10, 2007	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer