Form 10-Q
period 2007-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2007-11-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

          [ ]yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT October 31, 2007
Common Stock, $2 Par Value	3,028,813 Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Financial Statements
COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)	(unaudited )

ASSETS
Cash and due from banks	$11,566	$10,134
Interest bearing deposits with banks	169	22
Total cash and cash equivalents	11,735	10,156

Federal funds sold	4,275	-
Investment securities available for sale	111,139	78,996
Restricted investments in bank stock	2,606	1,180

Loans receivable	231,115	229,528
Allowance for loan losses	(1,873)	(1,806)
Net loans	229,242	227,722

Premises and equipment, net	3,821	3,886
Investment in life insurance	13,808	13,452
Other assets	3,104	2,804

Total assets	$379,730	$338,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$69,857	$65,699
Interest bearing	235,889	228,221
Total deposits	305,746	293,920

Short term borrowings	15,000	5,000
Long term borrowings	20,000	-
Other liabilities	1,849	2,047
Total liabilities	342,595	300,967

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,028,813 and 3,044,813 shares outstanding	7,200	7,200
Retained earnings	40,218	39,869
Accumulated other comprehensive income (loss)	397	566
Treasury stock, at cost, 571,187 and 555,187 shares	(10,680)	(10,406)
Total shareholders' equity	37,135	37,229

Total liabilities and
shareholders' equity	$379,730	$338,196

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$3,468	$3,307	$10,262	$9,584
Interest and dividends on investments:
Taxable	1,212	1,123	3,416	2,949
Exempt from federal income taxes	34	38	102	109
Other	9	60	126	351
Total interest income	4,723	4,528	13,906	12,993

INTEREST EXPENSE:
Interest on deposits	1,706	1,533	4,935	4,087
Interest on short-term borrowings	97	87	164	91
Interest on long-term borrowings	28	-	28	-
Total interest expense	1,831	1,620	5,127	4,178

NET INTEREST INCOME	2,892	2,908	8,779	8,815
PROVISION FOR LOAN LOSSES	-	60	90	120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,892	2,848	8,689	8,695

OTHER OPERATING INCOME:
Asset management and trust income	252	222	779	669
Service charges on deposit accounts	170	169	486	479
Other service charges and fees	159	158	511	530
Net security gains	-	25	-	25
Income from investment in life insurance	152	134	422	392
Other income	39	64	117	168
Total other operating income	772	772	2,315	2,263

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,317	1,274	4,030	3,884
Net occupancy	169	183	536	546
Furniture and equipment expense	126	153	383	469
Pennsylvania shares tax	134	141	408	421
Legal and professional	106	128	337	557
Other expenses	838	696	2,371	2,228
Total other operating expenses	2,690	2,575	8,065	8,105

INCOME BEFORE INCOME TAXES	974	1,045	2,939	2,853
Income tax expense	257	263	766	729

NET INCOME	$717	$782	$2,173	$2,124

Average Shares Outstanding	3,036,802	3,044,813	3,042,113	3,157,699

EARNINGS PER SHARE, BASIC	$0.24	$0.26	$0.71	$0.67

Dividends Declared Per Share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

	Accumulated
	Other				Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2006	$7,200	$39,869	$(10,406)	$566	$37,229

Comprehensive Income:
Net income	-	2,173	-	-	2,173

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(169)	(169)
Total Comprehensive Income					2,004

Cash dividends declared
$.60 per share	-	(1,824)	-	-	(1,824)
Purchase of Treasury Stock
(16,000 shares)	-	-	(274)	-	(274)

Balance at September 30, 2007	$7,200	$40,218	$(10,680)	$397	$37,135

(unaudited)
Balance at December 31, 2005	$7,200	$39,422	$(3,578)	$617	$43,661

Comprehensive Income:
Net income	-	2,124	-	-	2,124

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(237)	(237)
Total Comprehensive loss					1,887

Cash dividends declared
$.60 per share	-	(1,902)	-	-	(1,902)
Purchase of Treasury Stock
(368,613 shares)	-	-	(6,828)	-	(6,828)

Balance at September 30, 2006	$7,200	$39,644	$(10,406)	$380	$36,818

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2007	2006

OPERATING ACTIVITIES
Net income	$2,173	$2,124
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	308	396
Amortization of intangibles	73	73
Provision for loan losses	90	120
Net accretion of loans and securities	(86)	(25)
Net securities gains	-	(25)
(Gain) loss on sale of foreclosed real estate	23	(12)
Income from investment in life insurance	(422)	(392)
Increase (decrease) in other liabilities	(112)	295
(Increase) decrease in other assets	(445)	(538)
Net cash provided by operating activities	1,602	2,016

INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	(4,275)	16,950
Purchase of securities	(39,530)	(40,213)
Maturities and calls of securities	7,223	10,874
Proceeds from the sale of securities	-	14,319
Purchase of restricted investments in bank stock	(1,690)	(540)
Redemption of restricted investments in bank stock	264	441
Net increase in loans	(1,689)	(19,941)
Proceeds from sale of foreclosed real estate	189	29
Purchase of premises and equipment	(243)	(74)
Net cash provided by (used in) investing activities	(39,751)	(18,155)

FINANCING ACTIVITIES
Net increase in deposits	11,826	21,552
Increase in short-term borrowings	10,000	4,575
Proceeds from long-term borrowings	20,000	-
Dividends paid	(1,824)	(1,902)
Purchase of treasury stock	(274)	(6,828)
Net cash provided by financing activities	39,728	17,397
Increase in cash and cash equivalents	1,579	1,258

Cash and cash equivalents at beginning of year	10,156	12,881

Cash and cash equivalents at end of quarter	$11,735	$14,139

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$5,144	$3,896

Income Taxes	$838	$825
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Note 1 Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiary, Commercial Bank & Trust of PA (the‘Bank”). All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2006, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2007 and the results of operations for the three and nine-month periods ended September 30, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation recorded a $90,000 provision for the nine-month period ended September 30, 2007. By comparison, during the Corporation’s first nine months of 2006, the provision was $120,000.

Description of changes: (Dollar amounts in thousands)

	2007	2006

Allowance balance January 1	$1,806	$1,636

Additions:
Provision charged against operating expenses	90	120
Recoveries on previously charged off loans	29	13

Deductions:
Loans charged off	(52)	(59)

Allowance balance September 30	$1,873	$1,710

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2007 and 2006 are as follows: (dollars in thousands)

	For three months		For nine months
	ended September 30		ended September 30
	2007	2006	2007	2006
Gross change in unrealized gains (losses) on
securities available for sale	$1,657	$1,716	$(255)	$(334)
Less: reclassification adjustment for gains
realized in income	-	(25)	-	(25)
Net unrealized gains (losses)	1,657	1,691	(255)	(359)
Tax effect	(564)	(575)	86	122
Net of tax amount	$1,093	$1,116	$(169)	$(237)

Note 4 Legal Proceedings

Other than proceedings that occur in the normal course of business, there are no legal proceedings to which either the Corporation or the bank subsidiary is a party, which in the opinion of management, will have any material effect on the financial position of the Corporation and its subsidiary.

Note 5 Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $611,000 automatically renews within the next twelve months and $2.6 million will expire within thirteen to one hundred and forty-three months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

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

OVERVIEW

The Corporation had net income of $2.2 million, or $0.71per share, for the nine months ended September 30, 2007 compared to $2.1 million or $0.67 per share for the same period ended a year ago. The Corporation’s return on average assets for nine months ended 2007 and 2006 was 0.86% and 0.87% respectively. Return on average equity for the same two periods was 7.85% and 7.37%, respectively.

The Corporation purchased 16,000 shares of its own common stock in the third quarter of 2007 and 368,613 shares of its own common stock in 2006; costs associated with the 2006 purchases were $180,000, which included legal and professional costs of $150,000. The Corporation recognized $131,000 in interest income in 2006, due to the payoff of one loan that had been in non-accrual status and the upgrade of another non-accrual loan.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2007 and 2006, net interest income was $8.8 million for both periods, with 2006 benefiting from the $131,000 in interest income due to payoff and change of status of non-accrual loans, noted in paragraph above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets increased by $41.5 million, or 12.28%, from December 31, 2006 to September 30, 2007. The increase in assets was the net result of the following increases and decreases; cash increased $1.6 million, fed funds sold increased $4.3 million, investment securities available for sale increased $32.1 million and net loans increased $1.5 million. Investment securities increased due to $40.0 million in purchases of mortgage backed securities, $10 million settled in August 2007 and another $30 million settled in September 2007, these purchases were offset by $7.2 million in normal principal pay-downs on mortgage-backed securities and a $255,000 decrease in fair values. Restricted investment in bank stock increased $1.4 million. The increase in loans was the result of the following, construction mortgages decreased $2.5 million, consumer mortgages increased $7.3 million, lines of credit decreased $1.2 million, tax-free loans decreased $2.0 million, consumer demand loans decreased $1.1 million and commercial loans increased $2.1 million.

The Corporation’s total deposits increased $11.8 million from December 31, 2006 to September 30, 2007. Non-interest-bearing deposits increased $4.2 million and interest-bearing deposits increased $7.7 million. The increase in non-interest bearing deposits is mainly seasonal tax payments. The increase in interest bearing deposits is due to an increase of $16.6 million in certificates of deposits and a $400,000 increase in Christmas clubs and vacation clubs offset by decreases of $2.4 million in money market and now accounts and $6.9 million decrease in savings accounts. Short term borrowings increased by $10 million and long term borrowing increased by $20 million. The corporation utilized FHLB for both the short term and long term borrowings to fund the purchase of mortgage-backed securities.

Shareholders' equity was $37.1 million on September 30, 2007 compared to $37.2 million on December 31, 2006. This slight decrease resulted from the $2.2 million net income offset by the $1.8 million dividend paid to shareholders and $274,000 used to purchase treasury stock and the decrease in fair value of securities net of tax of $169,000. Book value per common share decreased from $12.23 at December 31, 2006 to $12.20 at September 30, 2007.

RESULTS OF OPERATIONS

First Nine Months of 2007 as compared to the First Nine Months of 2006

Net income for the first nine months of 2007 was $2.2 million compared to $2.1 million for the same period of 2006, representing a 2.3% increase.

Interest income for the nine months ended September 30, 2007 was $13.9 million, an increase of 7.03% from interest income of $13.0 million for the nine months ended September 30, 2006. The yield on the loan portfolio for the nine months of 2007 increased thirteen (13) basis points to 6.05%. This increase in yield is due to higher market rates for new loans and loans subject to periodic re-pricing. The yield on loans and total interest income in 2006 benefited from the collection of $131,000 in non-accrual interest on two loans noted under Overview. Interest income has also benefited from an increase in loan volume, with average balances up 4.74% for nine months ending September 30, 2007 compared to nine months ending September 30, 2006. The yield on the securities portfolio for the first nine months of 2007 increased thirty-three (33) basis points to 5.85%. This increase in security yield is attributable to the purchase of higher earning securities. The yield on total average earning assets for the first nine months of 2007 increased seventeen (17) basis points from 2006 to 6.00%.

Total interest expense of $5.1 million for the nine months of 2007 increased by $949,000 or 22.71% compared with the first nine months of 2006. The market cost of certificates of deposits increased; and in addition, total average outstanding certificates of deposit balances increased in comparison to last year. These factors led to the increase in interest expense for the first nine months of 2007. The average cost of interest-bearing liabilities for the first nine months of 2007 was 2.94%, a thirty-seven (37) basis point increase from the same period in 2006.

As a result of the foregoing, net interest income for the first nine months of 2007 was the same as the first nine months of 2006, $8.8 million.

The Corporation recorded loan loss provision expense in the amount of $90,000 for the nine months ended September 30, 2007 compared to a provision in the amount of $120,000 for the nine months ended September 30, 2006 based on management’s assessment of credit exposure in the loan portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest income for the first nine months of 2007 was $2.3 million, a slight increase of $52,000 from non-interest income for the nine months of 2006. The $52,000 increase is the net of the following; Asset Management and Trust income increased $110,000, due to an increase in assets managed by this division, a $7,000 increase in service charges, a $19,000 decrease in other service charges and fees, a $25,000 decrease in security gains, a $30,000 increase in life insurance income, which was higher because of an increase in cash surrender values in 2007 and other income decreased $51,000. Other income was lower, mainly due to a $23,000 loss on the sale of two properties held in Other Real Estate owned compared to $12,000 gain from sale of other real estate in 2006.

Non-interest expense for the first nine months of 2007 was $8.1 million, a slight decrease of $40,000 from non-interest expense for the first nine months of 2006. Personnel costs increased by $146,000, or 3.75% due to increases in employee wages, occupancy decreased $10,000, furniture and equipment expense decreased $86,000 due to lower amortization expense on software and lower depreciation expense on equipment. Legal and professional expenses decreased by $220,000, a majority of this decrease is associated with the treasury stock repurchase cost incurred in 2006, as previously described. Other expense increased $143,000, mainly due to the following; Advertising costs were $100,000 higher in 2007, directors fees increased $59,000 and internet banking fees increased $28,000, these increases were offset by a $40,000 decrease in FDIC assessments.

Federal income tax for the first nine months of 2007 was $766,000 compared to $729,000 for the same period in 2006. The effective tax rates for the first nine months of 2007 and 2006 were 26.06% and 25.55%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

The Corporation’s net income for the three months ended September 30, 2007 was $717,000, compared to $782,000 for the same period of 2006, representing an 8.31% decrease. Net income was lower mainly due to a $16,000 decrease in net interest income, a decrease in loan loss provision expense of $60,000 and a $115,000 increase in non-interest expense.

Interest income for the three months ended September 30, 2007 was $4.7 million, an increase of 4.3% from interest income of $4.5 million for the third quarter of 2006. The Corporation was able to increase interest income due to higher average loans and securities in 2007, along with higher yields for both loans and securities. The loan yield increased sixteen (16) basis points to 6.07% from 5.91% and the securities yields increased to 5.87% from 5.78%. The yield on total average earning assets increased fourteen (14) basis points to 6.02% in 2007.

Interest expense during the third quarter of 2007 was $1.8 million, an increase of $211,000 or 13.02% when compared to the third quarter of 2006. The average interest cost increased to 3.09%, a twenty-nine (29) basis points increase from a year ago. The interest expense has increased due to higher outstanding balances on certificates of deposits along with higher market costs for these certificates. Interest expense also increased due to increases in short and long term borrowings from the FHLB. These funds were used to purchase securities that settled in August and September of 2007.

As a result of the foregoing, net interest income remained constant at $2.9 million during the third quarter of 2007 compared to $2.9 as of September 30, 2006. The quarter ended September 30, 2007 yield on total average assets was 3.39%, a decrease from 3.47% as of September 2006.

The Corporation recorded no provision for loan losses for the third quarter of 2007. During the third quarter of 2006, the Corporation recorded a provision of $60,000 for loan losses.

Non-interest income was $772,000 for the quarter ended September 30, 2007, unchanged from September 30, 2006. There was no change in non-interest income due mainly from the net of the following; asset management and trust income increased $30,000, due to higher dollar amount of assets under management. No securities gains in 2007 compared with $25,000 gain in 2006, income from investment in life insurance increased $18,000 due to higher cash surrender values in 2007. In addition other income decreased $25,000 in 2007 due to a loss on sale of other real estate of $6,000 in 2007 compared to a gain on sale of other real estate of $12,000 in 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest expense increased $115,000 during the third quarter of 2007, a 4.46% increase from the same period in 2006. Personnel costs increased by $43,000 due to higher wages for employees, occupancy cost decreased $14,000, furniture and fixture costs decreased $27,000 due to lower depreciation expense. Legal and professional costs decreased for the three-month period in 2007 by $22,000 compared to same period 2006. Other expenses increased by $142,000, mainly due to a $60,000 increase in advertising, a $23,000 increase in internet banking expense, a $25,000 increase in bad checks cashed and a $13,000 increase in directors fees.

Federal income tax on third quarter 2007 pretax earnings was $257,000 compared to $263,000 a year ago. The third quarter effective tax rates for 2007 and 2006 were 26.39% and 25.17%, respectively.

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

The September 30, 2007 statement of cash flows indicates, for the nine months ending September 30, 2007, cash from operating activities and the cash from the increase in short and long-term borrowings and cash from the increase in deposits was used to purchase securities and fund the increase in loans and fed funds sold.

As of September 30, 2007, the Corporation had available funding of approximately $181 million with the FHLB and an additional $27 million of short-term funding available through federal funds lines of credit.

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
AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS (continued)

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase when-issued securities as of September 30, 2007.

(dollar amounts in thousands)	TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$31,888
Standby letters of credit	611
Financial standby letters of credit	2,562

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2007 with that as of December 31, 2006. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal until the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the nine months ended	At or For the year ended
	September 30, 2007	December 31, 2006
	(dollar amounts in thousands)

Non-performing loans:
Loans on non-accrual basis	$458	$561
Past due loans > 90 days	-	-
Renegotiated loans	356	2,823
Total non-performing loans	814	3,384
Foreclosed real estate	693	905

Total non-performing assets	$1,507	$4,289

Loans outstanding at end of period	$231,115	$229,528
Average loans outstanding (year-to-date)	$226,191	$218,944

Non-performing loans as a percent of total loans	0.35%	1.47%
Provision for loan losses	$90	$210
Net charge-offs (recoveries)	$23	$40
Net charge-offs as a percent of average loans	0.01%	0.02%
Provision for loan losses as a percent of net charge-offs	391.30%	525.00%
Allowance for loan losses	$1,873	$1,806
Allowance for loan losses as a percent of average loans outstanding	0.83%	0.82%

As of September 30, 2007, $342,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. As anticipated the $2.4 million renegotiated loan, was removed from non-performing loans as of September 30, 2007, based on their current performance. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of September 30, 2007, Commercial Bank & Trust of PA had Tier I and total equity capital to risk weighted assets ratios of 16.19% and 17.03%, respectively. The leverage ratio was 10.63%.

The table below presents the Bank’s capital position at September 30, 2007
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$36,251	16.19%
Tier I Capital Requirement	8,955	4.00

Total Equity Capital	$38,124	17.03%
Total Equity Capital Requirement	17,911	8.00

Leverage Capital	$36,251	10.63%
Leverage Requirement	13,636	4.00

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

The September 30, 2007 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates. The model projects net interest income will decrease 8.9% if rates rise 200 bps, and projects a 4.4% decrease of net interest income if rates rise 100 bps. If rates decrease 200 bps, the model projects a 0.5% decrease in net interest income and if rates decrease 100 bps, the model projects net interest income will increase 2.7%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2 (a) None
2 (b) None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions. There have been 209,074 shares purchased under this authorization through September 30, 2007. For information on the Corporation’s repurchase of its common stock for the quarterly period covered by this report, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 - July 31	0	0	0	166,926
August 1-August 31	16,000	$17.13	16,000	150,926
September 1- September 30	0	0	0	150,926
Total	16,000	$17.13	16,000	150,926

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 13, 2007	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 13, 2007	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer