Form 10-Q
period 2008-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2008-05-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes[ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of  “ large accelerated filer”, “accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer [  ]    Accelerated filer   [   ] Non-accelerated filer [   ]   Smaller Reporting Company   [ X ]

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]yes           [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT May 1, 2008
Common Stock, $2 Par Value	3,028,813 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	100

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	144

ITEM 4.Controls and Procedures	155

ITEM 4T.Controls and Procedures	155

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	166
ITEM 1A.Risk Factors	16
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	166
ITEM 3.Defaults Upon Senior Securities	166
ITEM 4.Submission of Matters to a Vote of Security Holders	166
ITEM 5.Other Information	166
ITEM 6.Exhibits	177

Signatures	188

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and due from banks	$8,681	$9,836
Interest bearing deposits with banks	23	93
Total cash and cash equivalents	8,704	9,929

Federal Funds sold	3,950	-
Investment securities available for sale	106,229	109,960
Restricted investments in bank stock	3,000	2,375

Loans receivable	220,780	227,005
Allowance for loan losses	(1,832)	(1,869)
Net loans	218,948	225,136

Premises and equipment, net	3,724	3,728
Investment in life insurance	14,118	14,001
Other assets	2,807	2,513

Total assets	$361,480	$367,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$66,511	$64,914
Interest bearing	212,577	228,605
Total deposits	279,088	293,519

Short-term borrowings	20,000	13,175
Long- term borrowings	20,000	20,000
Other liabilities	3,321	2,487
Total liabilities	322,409	329,181

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
3,028,813 shares outstanding	7,200	7,200
Retained earnings	40,284	40,505
Accumulated other comprehensive income	2,268	1,437
Treasury stock, at cost, 571,187 shares	(10,681)	(10,681)
Total shareholders' equity	39,071	38,461

Total liabilities and
shareholders' equity	$361,480	$367,642

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2008	2007
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$3,376	$3,421
Interest and dividends on investments:
Taxable	1,621	1,120
Exempt from federal income tax	33	34
Other	12	22
Total interest income	5,042	4,597

INTEREST EXPENSE
Interest on deposits	1,555	1,588
Interest on short-term borrowings	131	64
Interest on long- term borrowings	229	-
Total interest expense	1,915	1,652

NET INTEREST INCOME	3,127	2,945
PROVISION FOR LOAN LOSSES	-	90

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,127	2,855

OTHER INCOME
Asset management and trust income	257	262
Service charges on deposit accounts	150	151
Other service charges and fees	207	192
Income from investment in life insurance	140	135
Other income	45	46
Total other income	799	786

OTHER EXPENSES
Salaries and employee benefits	1,445	1,353
Net occupancy expense	199	194
Furniture and equipment expense	134	113
Pennsylvania shares tax	133	140
Legal and professional	113	120
Other expense	784	735
Total other expenses	2,808	2,655

INCOME BEFORE INCOME TAXES	1,118	986
Income tax expense	302	246

NET INCOME	$816	$740

Average shares outstanding	3,028,813	3,044,813

EARNINGS PER SHARE, BASIC	$0.27	$0.24

Dividend declared per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2007	$7,200	$40,505	$(10,681)	$1,437	$38,461

Comprehensive Income
Net income	-	816	-	-	816

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	831	831
Total Comprehensive Income					1,647

Cumulative effect accounting adjustment
on benefit plan reserve (See note 1)	-	(431)	-	-	(431)
Cash dividends declared
$0.20 per share	-	(606)	-	-	(606)

Balance at March 31, 2008	$7,200	$40,284	$(10,681)	$2,268	$39,071

(unaudited)
Balance at December 31, 2006	$7,200	$39,869	$(10,406)	$566	$37,229

Comprehensive Income
Net income	-	740	-	-	740

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(11)	(11)
Total Comprehensive Income					729

Cash dividends declared
$0.20 per share	-	(609)	-	-	(609)

Balance at March 31, 2007	$7,200	$40,000	$(10,406)	$555	$37,349

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2008	2007

OPERATING ACTIVITIES
Net income	$816	$740
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	103	124
Amortization of intangibles	24	24
Provision for loan losses	-	90
Net accretion of loans and securities	(79)	(12)
Income from investment in life insurance	(140)	(135)
Loss on sale of foreclosed real estate	-	7
Decrease in other liabilities	(88)	(250)
Increase in other assets	(209)	(377)
Net cash provided by operating activities	427	211

INVESTING ACTIVITIES
Increase in federal funds sold	(3,950)	(5,475)
Maturities and calls of securities	5,076	2,389
Purchase of restricted investments in bank stock	(650)	(289)
Redemption of restricted investments in bank stock	25	208
Net decrease in loans	6,155	4,455
Proceeds from sale of foreclosed real estate	-	18
Purchase of premises and equipment	(97)	(85)
Net cash provided by investing activities	6,559	1,221

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(14,430)	4,223
Increase (decrease) in other short-term borrowings	6,825	(5,000)
Dividends paid	(606)	(609)
Net cash used in financing activities	(8,211)	(1,386)
Increase (decrease) in cash and cash equivalents	(1,225)	46

Cash and cash equivalents at beginning of year	9,929	10,156

Cash and cash equivalents at end of quarter	$8,704	$10,202

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,003	$1,800

Income Taxes	$280	$75

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiary, Commercial Bank & Trust of PA. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2007, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2008 and the results of operations for the three-month period ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

On January 1, 2008, the Corporation changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $431,245 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” See Note 7 – New Accounting Standards Adopted.

Reclassifications
     Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.  Such classifications had no effect on net income or equity.

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

The corporation did not record a provision for the three-month period ended March 31, 2008. By comparison, during the Corporation’s first quarter 2007 the Corporation recorded a $90,000 provision.

Description of changes:
(dollars in thousands)
	2008	2007

Allowance balance January 1	$1,869	$1,806

Provision charged to operating expenses	0	90
Recoveries on previously charged off loans	9	4
Loans charged off	(46)	(20)

Allowance balance March 31	$1,832	$1,880

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2008 and 2007 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2008	2007
Net unrealized gains (losses) on
securities available for sale	$1,258	$(16)

Income tax (expense) benefit	(427)	5
Net of tax amount	$831	$(11)

Note 4   Legal Proceedings

Other than proceedings, which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 5   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $589,000 automatically renews within the next twelve months and $2,562,000 will expire within thirteen to one hundred and thirty-seven months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

Note 6   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2008 and 2007 was 3,028,813 and 3,044,813 respectively.

Note 7   New Accounting Standards Adopted

EITF 06-4

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4").  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The Company recorded a cumulative effect adjustment to retained earnings of $431,245 on January 1, 2008.

The Corporation adopted FASB Statement No.157 “Fair Value Measurements” (SFAS 157) effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value.  There was no impact from the adoption of SFAS 157 on the amounts reported in the consolidated financial statements. SFAS 157 primary impact on the Corporation’s financial statements was to expand required disclosures pertaining to the methods used to determine fair values.

 SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical,unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, forsubstantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement andunobservable (ie., supported with little or no market  activity).

     For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2008 are as follows  (in thousands).

                 ( Level  1)                                                         (Level 2)                                  (Level 3)
  Quoted Prices                                Significant Other                           Significant
                                                    In active Markets                                            Observable                     Unobservable
      For Identical Assets                                                Inputs                                        Inputs

 Securities available for sale                                                -                          $      106,229                                          -

The following valuation techniques were used to measure fair value for available for sale securities as of March 31,2008.

Securities Available for Sale: The Corporation utilizes a third party in determining the fair values for securities held as available for sale.  For the Corporation’s agency mortgage backed securities, the third party utilizes market data, pricing models that vary based on asset class and include available trade, bid and other market information. Methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions.  The third party uses their own proprietary valuation Matrices in determining fair values for municipal bonds.  These Matrices utilize comprehensive municipal bond interest rate tables daily to determine market price, movement and yield relationships.

The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value.  The adoption did not apply to those non-financial assets and non-financial liabilities for which the adopted was delayed until January1, 2009 in accordance with FSP- FAS 157-2.

Note 8   New Accounting Standards
SFAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Corporation on January 1, 2008. This statement, which did not have a material effect on the Corporation’s financial condition or operations, was adopted as of January 1, 2008.

In February 2008, the FASB issued a FASB Staff Position (FSP FAS 140-3), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked “ transactions. The FSP includes a “rebuttable presumptions” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 9   Subsequent event

On May 2, 2008, Commercial National Financial Corporation entered into a Stock Purchase Agreement with all of the shareholders of Ridge Properties, Inc., a Pennsylvania corporation, for the purchase of all of the shares of Ridge Properties, Inc. The primary assets of Ridge Properties, Inc. consist of 131,760 shares of Commercial National's common stock.  Commercial National will pay $1,317,600 for all of the Ridge Properties, Inc. shares. See 8-K filed on May 5, 2008 for additional information.

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2007 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

The Corporation had net income of $816,000 or $0.27 per share, for the first quarter ended March 31, 2008 compared to $740,000 or $0.24 per share for the quarter ended March 31, 2007. The Corporation’s return on average assets for the first quarter of 2008 and 2007 was 0.90% and 0.88%, respectively.  Return on average equity for the same two periods was 8.44% and 7.95%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2008 and 2007, net interest income was $3.1 million and $2.9 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation’s total assets decreased by $6.2 million, or 1.7%, from December 31, 2007 to March 31, 2008.  Federal funds sold increased by $4.0 million and investment securities available for sale decreased by $3.7 million. The decrease in investments was mainly due to  $5.1 million in principal pay-downs on mortgage-backed securities and a $1.3 million increase in fair value of securities. Net loans outstanding decreased by $6.2 million.  The decrease in loans was a result of declines in the following categories; $830,000 in lines of credits, $950,000 in commercial loans, $1.1 million in commercial mortgages, $1.5 million in installment loans and $1.7 million in mortgages. The Corporation attributes the loan declines to consumer and commercial customers being cautious in the first quarter of 2008.

The Corporation’s total deposits decreased $14.4 million from December 31, 2007 to March 31, 2008. Non-interest bearing deposits increased by $1.6 million and interest-bearing deposits decreased by $16.0 million. The increase in non-interest deposits is considered a normal fluctuation in our customer’s checking accounts. The decline in the interest-bearing deposits was due to decreases in certificates of deposits of $12.9 million, a $2.7 million decline in savings accounts. The decrease in the savings was mainly due to the closing of a $5.2 savings account for trust customers, which was a non-core, rate sensitive deposit account.  The loss of the trust deposit was partially offset by a $2.5 million increase in regular savings accounts. The Corporation made the decision within the quarter not to match higher rates on certificates of deposits or the trust account within our trust department, which led to the decrease in interest bearing deposits.

Shareholders' equity was $39.1 million on March 31, 2008 compared to $38.5 million on December 31, 2007. Total shareholders equity increased due to the $816,000 in net income and an $831,000 net of tax increase in other comprehensive income due to increases in fair value of securities available for sale. These increases were offset by $606,000 paid in dividends to shareholders and an adjustment (decrease) to retained earning to account for post retirement benefits expenses (see Note 1). Book value per common share increased from  $12.70 at December 31, 2007 to $12.90 at March 31, 2008.

RESULTS OF OPERATIONS

First Three Months of 2008 as compared to the First Three Months of 2007

Net income for the first three months of 2008 was $816,000 compared to $740,000 for the same period of 2007, representing a 10.3% increase.

Interest income for the three months ended March 31, 2008 was $5.0 million, an increase of 9.67% from interest income of $4.6 million for the three months ended March 31, 2007. Loan income decreased slightly, $45,000 in 2008 due to lower average loan balances in 2008 and lower yields. The yield on the loan portfolio for the first three months of 2008 decreased one (1) basis point to 6.02% from 6.03% in 2007.  In addition, average loan balances decreased 1.17% in 2008 compared with the averages for the first quarter 2007. Security income for the three months ended March 31, 2008 was $1.7 million, an increase of 41.70% or $500,000 in comparison to $1.2 million security income in 2007. The yield on the securities portfolio for the first three months of 2008 increased seventeen (17) basis points to 6.03%. In addition, average securities balances increased 37.74% in 2008 compared to 2007. The yield increased mainly due to the corporation’s ability to purchase higher yielding securities between first quarter 2007 and first quarter 2008. The securities purchased were mortgage-backed securities.  The yield on total average earning assets for the first three months of 2008 increased three (3) basis points from 2007 to 6.02%.

Total interest expense of $1.9 million for the first three months of 2008 increased by $264,000 or 15.96% from the first three months of 2007. In the first quarter of 2008, the average interest bearing liabilities increased 14.28% and the cost of these liabilities increased to 2.96% in 2008 from 2.93% in 2007.  The cost of interest-bearings deposits declined slightly in the first quarter 2008. The Corporation has borrowed from the Federal Home Loan Bank (FHLB) to fund mortgage backed-securities, these borrowings increased overall liability cost slightly in 2008.

As a result of the foregoing, net interest income for the first three months of 2008 was $3.1 million compared to $2.9 million for the first three months of 2007.

The Corporation did not record a provision for loan losses for the three months ended March 31, 2008 compared to a $90,000 provision for the three months ended March 31, 2007. The Corporation’s high credit quality and the decrease in loan balances led to the determination that no provision was necessary for the first three months of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-interest income for the first three months of 2008 was $799,000, an increase from $786,000 in 2007.  The increase in income is primarily the result of a decrease in Asset Management and Trust income of $5,000 offset by a $15,000 increase in other service charge and fees and a $5,000 increase in investment in life insurance income.

Non-interest expense for the first three months of 2008 was $2.8 million, an increase of  $153,000 from non-interest expense for the first three months of 2007. Personnel costs increased $92,000 due to normal wage increases, net occupancy increased $5,000, furniture and equipment expense increased $21,000 mainly due a $17,000 increase in maintenance cost in 2008. PA shares tax decreased slightly by $7,000 and legal and audit decreased by $7,000. Other expenses increased by $49,000; mainly due to a $17,000 increase in Internet banking expenses, a $10,000 increase debit card fraud and a $10,000 increase in post retirement benefit expense in 2008.

Federal income tax for the first three months of 2008 was $302,000 compared to $246,000 for the same period in 2007. The effective tax rates for the first three months of 2008 and 2007 were 26.9% and 24.9%, respectively.

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

The statement of cash flows for the first three months of 2008, indicates cash provided by the decrease in loan balances and the maturities and calls of securities, along with cash from increase in short term borrowings was used to pay down deposit liabilities and increase federal funds sold.

As of March 31, 2008  the Corporation had available funding of approximately $173 million at the FHLB, with an additional $20 million of short term funding available through other lines of credit.  The Corporations maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of March 31, 2008 was $ 213 million, with $40 million borrowed resulting in the $173 million as available.

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
AND RESULTS OF OPERATIONS

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2008 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$38,824
Standby letters of credit	589
Financial standby letters of credit	2,562

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2008 with that as of December 31, 2007. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Three month ended	At or For the Year ended
	March 31, 2008	December 31, 2007
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$60	$156
Past due loans > 90 days	-	-
Renegotiated loans	115	350
Total non-performing loans	175	506
Foreclosed real estate	628	554

Total non-performing assets	$803	$1,060

Loans outstanding at end of period	$220,780	$227,005
Average loans outstanding (year-to-date)	$223,816	$226,713

Non-performing loans as a percent of total loans	0.08%	0.22%
Provision for loan losses	$0	$90
Net charge-offs	$37	$27
Net charge-offs as a percent of average loans	0.02%	0.01%
Provision for loan losses as a percent of net charge-offs	0.00%	333.00%
Allowance for loan losses	$1,832	$1,869
Allowance for loan losses as a percent of average loans outstanding	0.82%	0.82%

As of March 31, 2008, $16,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis.  At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2008, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 16.72% and 17.56% respectively. The leverage ratio was 10.08%.

The table below presents the Bank’s capital position at March 31, 2008
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$36,347	16.72%
Tier I Capital Requirement	8,695	4.00

Total Equity Capital	$38,179	17.56%
Total Equity Capital Requirement	17,389	8.00

Leverage Capital	$36,347	10.08%
Leverage Requirement	14,424	4.00

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

The March 31, 2008 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will decrease 5.0% if rates rise 200 bps, and projects a 2.2% decrease of net interest income if rates rise 100 bps.  If rates decrease 200 bps, the model projects a 4.4% decrease in net interest income and if rates decrease 100 bps, the model projects net interest income will decrease 0.6%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2008.

ITEM 4T.                           CONTROLS AND PROCEDURES

The Corporation is neither a large accelerated filer nor an accelerated filer as those terms are defined in 240.12b-2.  This quarterly report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Other than proceedings which occur in the normal course of business, there is no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in management’s opinion, will have any material effect on the financial position of the Corporation and its subsidiaries.

ITEM 1A.                      RISK FACTORS

A smaller reporting company is not required to provide information required of this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
     2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions.
             There have been 209,074 shares purchased under this authorization through March 31, 2008, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1- January 31	0	0	0	150,926
February 1 - February 29	0	0	0	150,926
March 1- March 31	0	0	0	150,926
Total	0	0	0	150,926

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 13, 2008	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 13, 2008	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer