Form 10-Q
period 2008-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2008-08-08
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]yes           [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT August 1, 2008
Common Stock, $2 Par Value	2,897,053 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	111

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	166

ITEM 4.Controls and Procedures	166

ITEM 4T.Controls and Procedures	166

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	177
ITEM 1A.Risk Factors	17
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	177
ITEM 3.Defaults Upon Senior Securities	177
ITEM 4.Submission of Matters to a Vote of Security Holders	188
ITEM 5.Other Information	188
ITEM 6.Exhibits	199

Signatures	200

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and due from banks	$8,576	$9,836
Interest bearing deposits with banks	48	93
Total cash and cash equivalents	8,624	9,929

Investment securities available for sale	99,156	109,960
Restricted investments in bank stock	3,119	2,375

Loans receivable	216,531	227,005
Allowance for loan losses	(1,832)	(1,869)
Net loans	214,699	225,136

Premises and equipment, net	3,647	3,728
Investment in life insurance	14,236	14,001
Other assets	2,538	2,513

Total assets	$346,019	$367,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$67,509	$64,914
Interest bearing	195,699	228,605
Total deposits	263,208	293,519

Short-term borrowings	24,325	13,175
Long- term borrowings	20,000	20,000
Other liabilities	2,031	2,487
Total liabilities	309,564	329,181

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
2,897,053 and 3,028,813 shares outstanding, respectively	7,200	7,200
Retained earnings	40,639	40,505
Accumulated other comprehensive income	614	1,437
Treasury stock, at cost, 702,947 and 571,187 shares, respectively	(11,998)	(10,681)
Total shareholders' equity	36,455	38,461

Total liabilities and
shareholders' equity	$346,019	$367,642

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$3,275	$3,373	$6,651	$6,794
Interest and dividends on investments:
Taxable	1,512	1,084	3,133	2,204
Exempt from federal income taxes	34	34	67	68
Other	5	94	17	117
Total interest income	4,826	4,585	9,868	9,183

INTEREST EXPENSE:
Interest on deposits	1,195	1,641	2,750	3,229
Interest on short-term borrowings	114	3	245	67
Interest on long-term borrowings	229	-	458	-
Total interest expense	1,538	1,644	3,453	3,296

NET INTEREST INCOME	3,288	2,941	6,415	5,887
PROVISION FOR LOAN LOSSES	-	-	-	90

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,288	2,941	6,415	5,797

OTHER OPERATING INCOME:
Asset management and trust income	258	253	515	527
Service charges on deposit accounts	158	165	308	316
Other service charges and fees	170	160	377	352
Income from investment in life insurance	140	135	280	270
Other income	44	32	89	78
Total other operating income	770	745	1,569	1,543

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,419	1,360	2,864	2,713
Net occupancy	182	173	381	367
Furniture and equipment expense	136	144	270	257
Pennsylvania shares tax	133	134	266	274
Legal and professional	129	111	242	231
Other expenses	715	785	1,499	1,533
Total other operating expenses	2,714	2,707	5,522	5,375

INCOME BEFORE INCOME TAXES	1,344	979	2,462	1,965
Income tax expense	383	263	685	509

NET INCOME	$961	$716	$1,777	$1,456

Average Shares Outstanding	2,992,615	3,044,813	3,010,714	3,044,813

EARNINGS PER SHARE, BASIC	$0.32	$0.24	$0.59	$0.48

Dividends Declared Per Share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income(Loss)	Equity
(unaudited)
Balance at December 31, 2007	$7,200	$40,505	$(10,681)	$1,437	$38,461

Comprehensive Income
Net income	-	1,777	-	-	1,777

Other comprehensive (loss), net of tax:
Unrealized net loss on securities	-	-	-	(823)	(823)
Total Comprehensive Income					954

Cumulative effect accounting adjustment
on benefit plan reserve (See note 1)	-	(431)	-	-	(431)
Cash dividends declared
$0.40 per share	-	(1,212)	-	-	(1,212)
Treasury shares purchased	-	-	(1,317)	-	(1,317)

Balance at June 30, 2008	$7,200	$40,639	$(11,998)	$ 614	$36,455

(unaudited)
Balance at December 31, 2006	$7,200	$39,869	$(10,406)	$ 566	$37,229

Comprehensive Income
Net income	-	1,456	-	-	1,456

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(1,262)	(1,262)
Total Comprehensive Income					194

Cash dividends declared
$0.40 per share	-	(1,218)	-	-	(1,218)

Balance at June 30, 2007	$7,200	$40,107	$(10,406)	$ (696)	$36,205

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2008	2007

OPERATING ACTIVITIES
Net income	$1,777	$1,456
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	207	208
Amortization of intangibles	49	49
Provision for loan losses	-	90
Net accretion of loans and securities	(138)	(58)
Income from investment in life insurance	(280)	(270)
Decrease in other liabilities	(554)	(326)
(Increase) decrease in other assets	57	(328)
Net cash provided by operating activities	1,118	821

INVESTING ACTIVITIES
Decrease in federal funds sold	-	(375)
Maturities and calls of securities	9,707	5,194
Purchase of restricted investments in bank stock	(983)	(290)
Redemption of restricted investments in bank stock	239	254
Net decrease in loans	10,425	4,912
Proceeds from sale of foreclosed real estate	5	158
Purchase of premises and equipment	(126)	(93)
Net cash provided by investing activities	19,267	9,760

FINANCING ACTIVITIES
Net decrease in deposits	(30,311)	(3,204)
Increase (decrease) in other short-term borrowings	11,150	(5,000)
Dividends paid	(1,212)	(1,218)
Purchase of treasury stock	(1,317)	-
Net cash used in financing activities	(21,690)	(9,422)
Increase (decrease) in cash and cash equivalents	(1,305)	1,159

Cash and cash equivalents at beginning of year	9,929	10,156

Cash and cash equivalents at end of quarter	$8,624	$11,315

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,796	$3,389

Income Taxes	$530	$763

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiary, Commercial Bank & Trust of PA. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2007, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2008 and the results of operations for the three and six-month period ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications
 Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.   Any such reclassifications had no material effect no net  income or equity.

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

The corporation did not record a provision for the six-month period ended June 30, 2008. By comparison, during the Corporation’s six-month period ended June 30, 2007, the Corporation recorded a $90,000 provision.

Description of changes:
(dollars in thousands)
	2008	2007

Allowance balance January 1	$1,869	$1,806

Provision charged to operating expenses	0	90
Recoveries on previously charged off loans	9	10
Loans charged off	(46)	(49)

Allowance balance June 30	$1,832	$1,857

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2008 and 2007 are as follows: (dollars in thousands)

	For three months		For six months
	ended June 30		ended June 30
	2008	2007	2008	2007
Net unrealized losses on
securities available for sale	$(2,505)	$(1,896)	$(1,247)	$(1,912)

Income tax benefit	851	645	424	650
Net of tax amount	$(1,654)	$(1,251)	$(823)	$(1,262)

Note 4   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or it’s subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 5   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $592,000 automatically renews within the next twelve months and $2,562,000 will expire within thirteen to one hundred and thirty-three months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

Note 6   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the six months ended June 30, 2008 and 2007 was 3,010,714 and 3,044,813 respectively.

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at June 30, 2008 are as follows  (in thousands).

                 ( Level  1)                                                             (Level 2)                                         (Level 3)
  Quoted Prices                                                     Significant Other                           Significant
                                                                                        In active Markets                                                Observable                                   Unobservable
  For Identical Assets                                            Inputs                                           Inputs

 Securities available for sale                                                      -                             $      99,156                                             -

The following valuation techniques were used to measure fair value for available for sale securities as of June 30, 2008.

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

The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value.  The adoption did not apply to those non-financial assets and non-financial liabilities for which the adoption was delayed until January 1, 2009 in accordance with FSP- FAS 157-2.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Corporation adopted the provisions of FAS 159 but did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

                                                                                                             COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8   New Accounting Standards

FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 9    Equity Investment held as Treasury Shares

The Corporation purchased all of the stock of Ridge Properties, Inc. on June 6, 2008. The only assets of Ridge Properties, Inc. consist of 131,760 shares of Commercial National Financial Corporation common stock and sufficient cash to pay the estimated tax liabilities of Ridge Properties for the period from July 1, 2007, through the closing date of the stock purchase.  The purchase price for Ridge Properties was $1,317,600.  For financial reporting and federal tax purposes, Ridge Properties will be treated as a part of Commercial National’s consolidated group, and for financial reporting purposes the shares of Commercial National owned by Ridge Properties will be treated as treasury shares. The repurchase that occurred with the acquisition of Ridge Properties is not part of the Corporations approved stock buyback program.  For additional information on this transaction, see Form 8-K filed on May 5, 2008.

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

OVERVIEW

The Corporation had net income of $1.8 million or $0.59 per share, for the six months ended June 30, 2008 compared to $1.5 million or $0.48 per share for the six months ended June 30, 2007. The Corporation’s return on average assets for the first half of 2008 and 2007 was 0.99% and 0.87%, respectively.  Return on average equity for the same two periods was 9.20% and 7.95%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the six months ended June 30, 2008 and 2007, net interest income was $6.4 million and $5.9 million, respectively.

FINANCIAL CONDITION

The Corporation’s total assets decreased by $21.6 million, or 5.9%, from December 31, 2007 to June 30, 2008.  Total cash and cash equivalents decreased by $1.3 million and investment securities available for sale decreased by $10.8 million. The decrease in investments was mainly due to  $9.7 million in principal pay-downs on mortgage-backed securities and a $1.2 million decrease in fair value of securities. Net loans outstanding decreased by $10.4 million.  The decrease in loans was a result of declines in the following categories; $2.9 million in mortgages, $3.2 million in installment loans, $2.1 million in commercial loans mortgage secured, $1.2 million in commercial loans, $544,000 in lines of credits and $456,000 in tax-free loans. The Corporation attributes the loan declines to consumer and commercial customers being cautious in the first half of 2008.

The Corporation’s total deposits decreased $30.3 million from December 31, 2007 to June 30, 2008. The non-interest bearing deposits increased by $2.6 million and the interest-bearing deposits decreased by $32.9 million. The increase in non-interest bearing deposits is considered a normal fluctuation in our customer’s checking accounts. The decline in the interest-bearing deposits was due to decreases in certificates of deposits of $30.2 million and a $1.7 million decline in savings accounts. The decrease in the savings was mainly due to the closing of a $5.2 million savings account for trust customers.  The loss of the trust

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

deposit was partially offset by a $3.5 million increase in regular savings accounts. The Corporation made the decision within the first half of the year not to match higher rates on certificates of deposits, which led to the decrease in interest bearing deposits.

Shareholders' equity was $36.4 million on June 30, 2008 compared to $38.5 million on December 31, 2007. Total shareholders equity decreased due to following; the $1.8 million in net income was offset by a $823,000 decline in other comprehensive income, due to decreases in the fair value of securities available for sale, a $1.3 million decrease from the purchase of treasury stock, a $1.2 million decrease from cash dividends to shareholders and a $431,000 adjustment (decrease) to retained earnings to account for post retirement benefits expenses (see Note 1). Book value per common share decreased from  $12.70 at December 31, 2007 to $12.58 at June  30, 2008.

RESULTS OF OPERATIONS

First Six Months of 2008 as compared to the First Six Months of 2007

Net income for the first six months of 2008 was $1.8 million compared to $1.5 million for the same period of 2007, representing a 22.04% increase.  The increase is due to higher net interest income in 2008 compared with 2007.

Interest income for the six months ended June 30, 2008 was $9.9 million, an increase of 7.45% from interest income of $9.2 million for the six months ended June 30, 2007. Loan income for the six months ended June 30, 2008 was $6.7 million compared to $6.8 million in 2007.  The decrease in loan income was due to lower average loan balances in 2008 compared to 2007, averages in 2008 were $3.3 million lower than 2007. In addition, loan yields for the first six months of 2008 decreased four (4) basis points to 6.00%. This decrease in the loan yield is due to lower market rates for new loans and existing loans tied to the prime rate.  Investment income from securities increased $828,000 or 34.66% for the first six months of 2008 compared with the same period of 2007. The yield on the securities portfolio for the first six months of 2008 increased thirteen  (13) basis points to 5.98%. This increase in security yield is attributable to the purchase of higher earning securities in the third quarter of 2007. These purchases also raised the average securities outstanding for the first six months of 2008 by $22.9 million or 31.75% compared to same period 2007. The yield on total average earning assets for the first six months of 2008 and 2007 was 5.99% for both periods.

Total interest expense of $3.5 million for the first six months of 2008 increased by  $157,000 or 4.76% compared with the first six months of 2007.  The average interest bearing liabilities in 2008 were $250.9 million, an increase of 9.00% over 2007 averages.  Interest on deposits decreased $479,000 or 14.83% in 2008 compared to 2007. The cost of certificates of deposits decreased, in addition total average outstanding certificates of deposit balances decreased in comparison to 2007.  Interest expense on short- and long-term borrowings increased in 2008.  The expense on short-term borrowings increased $178,000 from the first six months of 2007 compared to the same period in 2008.  Long-term borrowing expense increased from $0 in 2007 to $458,000 in 2008.  The corporation increased short and long-term borrowing from the FHLB to fund the purchase of mortgage-backed securities and to allow the run off of expensive non-core deposits. The average cost of interest-bearing liabilities for the first six months of 2008 was 2.75%, an eleven  (11) basis points decrease from the same period in 2007.  These factors led to the increase in interest expense for the first six months of 2008.

As a result of the foregoing, net interest income for the first six months of 2008 was $6.4 million compared to $5.9 million for the first six months of 2007.

The Corporation recorded a loan loss provision expense in the amount of $0 for the six months ended June 30, 2008 compared to   provision in the amount of $90,000 for the six months ended June 30, 2007.

Non-interest income for the first six months of 2008 was $1.6 million, a slight increase of $26,000 from non-interest income for the first six months of 2007.  The $26,000 increase is the result of the following; asset management and trust income declined by $12,000 and service charges on deposit accounts decreased by $8,000. Other service charges and fees increased by $25,000, mainly due a $21,000 increase in debit card fees, life insurance income increased by $10,000 and other income increased by $11,000.

Non-interest expense for the first six months of 2008 was $5.5 million, an increase of $147,000 or 2.73% from non-interest expense for the first six months of 2007. Personnel costs increased by $151,000, or 5.56% due to increases in employee wages and higher employee benefit costs, net occupancy increased $14,000, furniture and equipment expense increased  $13,000 and legal and professional increased by $11,000. These increases were offset by a $34,000 decrease in other expenses.  Within other expenses, advertising decreased by $50,000, due to the Corporations decision to reduce advertising in 2008 compared to 2007.  Director fees were $29,000 lower in 2008 compared to 2007, due to fewer amount of special meetings in 2008 and miscellaneous expense was $30,500 lower in 2008. These decreases, within other expenses were offset by a $18,700 increase in internet banking expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Federal income tax for the first six months of 2008 was $685,000 compared to $509,000 for the same period in 2007. The effective tax rates for the first six months of 2008 and 2007 were 27.82% and 25.90%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

The Corporation’s net income for the three months ended June 30, 2008 was $961,000, compared to $716,000 for the same period of 2007, representing a 34.21% increase.  Net income was higher due to higher total interest income and lower interest expense in 2008 compared to 2007.

Interest income for the three months ended June 30, 2008 was $4.8 million, an increase of 5.25% from interest income of $4.6 million for the three months ended June 30, 2007. Security income increased  $339,000 or 27.97% in 2008 compared to 2007.  This increase in security income was due to higher average investment securities in 2008, along with higher yields on investment securities.  The investments yielded 5.94% for the three months ended June 30, 2008 compared to 5.85% for the same period in 2007.  The loan yield decreased seven  (7) basis points to 5.98% from 6.05%.  The yield on total average earning assets decreased three  (3) basis points to 5.96% in 2008 from 5.99% in 2007.

Interest expense during the second quarter of 2008 was $1.5 million, or $106,000 less when compared to the second quarter of 2007.  The interest bearing liability cost decreased to 2.53%, a thirty-four (34) basis points decrease from second quarter of 2007. The interest expense has declined due the Corporation’s decision not to pay for high rate, non-core deposits and replace these deposits with FHLB advances.  The average interest bearing liabilities increased $13.7 million in the second quarter of 2008 compared with 2007.

As a result of the foregoing, net interest income increased $347,000 or 11.80% to $3.3 million during the second quarter of 2008 and yielded 3.74% of average total assets compared to 3.53% during the same period a year ago.

The Corporation recorded no provision for loan losses for the second quarter of 2008 and 2007, respectively.

Non-interest income increased slightly by $25,000 or 3.36%, to $770,000 during the second quarter of 2008 compared with 2007. Asset management and trust income increased $5,000, service charges on deposit accounts decreased $7,000, other service charges and fees increased $10,000, bank owned life insurance income increased $5,000 and other income increased $12,000.

Non-interest expense increased $7,000 during the second quarter of 2008, a 0.26% increase from the same period in 2007. Personnel costs increased by $59,000, due to increases in wages and higher employee benefit costs. Occupancy cost increased $9,000, furniture and fixture costs decreased $8,000 due to lower equipment depreciation expense.  Legal and professional costs increased for the three-month period in 2008 by $18,000 compared to same period 2007. Other expenses decreased by  $70,000. Other expenses decreased partially due to $42,500 less in advertising cost in 2008 and lower director fee expense in 2008. The Corporation decided to scale back advertising cost in 2008 compared with 2007.  Director fees decreased due to fewer special meetings in 2008 compared with 2007.

Federal income tax on second quarter 2008 pretax earnings was $383,000 compared to $263,000 a year ago. The second quarter effective tax rates for 2008 and 2007 were 28.49% and 26.86%, respectively.

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

The statement of cash flows for the first six months of 2008, indicates cash provided by the decrease in loan balances and the maturities and calls of securities, along with cash from increase in short term borrowings was used to reduce deposit liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of June 30, 2008, the Corporation had available funding of approximately $156 million at the FHLB, with an additional $20 million of short term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of June 30, 2008 was $196 million, with $40 million borrowed resulting in the $156 million as available.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered an agreement to purchase mortgage-backed securities with a settlement in September 2008. The original face for these agreements is $40 million, all purchased at a discount with total commitment to purchase at $39.9 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor.  The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase securities as of June 30, 2008 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$35,814
Standby letters of credit	592
Financial standby letters of credit	2,562
Commitments to purchase securities
Commitments to purchase GNMA Agency mortgage backed securities	39,900

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2008 with that as of December 31, 2007. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Six month ended	At or For the Year ended
	June 30, 2008	December 31, 2007
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$98	$156
Past due loans > 90 days	-	-
Renegotiated loans	339	350
Total non-performing loans	437	506
Foreclosed real estate	637	554

Total non-performing assets	$1,074	$1,060

Loans outstanding at end of period	$216,531	$227,005
Average loans outstanding (year-to-date)	$221,722	$226,713

Non-performing loans as a percent of total loans	0.20%	0.22%
Provision for loan losses	$0	$90
Net charge-offs	$37	$27
Net charge-offs as a percent of average loans	0.02%	0.01%
Provision for loan losses as a percent of net charge-offs	0.00%	333.00%
Allowance for loan losses	$1,832	$1,869
Allowance for loan losses as a percent of average loans outstanding	0.83%	0.82%

As of June 30, 2008, $15,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis.  At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of June 30, 2008, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 16.76% and 17.63% respectively. The leverage ratio was 10.17%.

The table below represents the Bank’s capital position at June 30, 2008
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$35,417	16.76%
Tier I Capital Requirement	8,452	4.00

Total Equity Capital	$37,249	17.63%
Total Equity Capital Requirement	16,904	8.00

Leverage Capital	$35,417	10.17%
Leverage Requirement	13,933	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter-ended June 30, 2008.

ITEM 4T.   CONTROLS AND PROCEDURES

See Item 4. above.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Other than proceedings that occur in the normal course of business, there are no legal proceedings to which either theCorporation or any of its subsidiaries is a party, which, in management’s opinion, will have any material effect on the financialposition of the Corporation and its subsidiaries.

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
              There have been 209,074 shares purchased under this authorization through June 30, 2008, see table below.

       The shares repurchased in June and set forth in column (a) of the table reflect the Corporation's purchase of all of the shares of Ridge Properties, Inc. which, in turn, owned
       131,760 of the Corporation's shares at the time it was purchased.  For more information see Note 9 to the Corporation's interim financial statements, above, and the
       Corporation's form 8-K filed May 5, 2008.  The acquisition of the Ridge Properties shares was not part of the approved repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1- April 30	0	0	0	150,926
May 1 – May 31	0	0	0	150,926
June 1- June 30	131,760	10.00	0	150,926
Total	131,760	10.00	0	150,926

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    May 20, 2008 Annual Meeting of Shareholders

b.   Directors elected at the meeting and results of voting:

Director	For	Against

Richmond H. Ferguson	2,528,186	3,678
Dorothy D. Hunter	2,470,831	61,033
Joseph A. Mosso	2,528,936	2,928
Bruce A. Robinson	2,528,936	2,928

Continuing directors:

John T. Babilya	Steven H. Landers
George C. Conti, Jr.	Debra L. Spatola
Gregg E. Hunter	George V. Welty
Frank E. Jobe	C. Edward Wible

Ratification of the appointment of Beard Miller Company LLP, as independent auditors:

For	Against	Withheld	Abstain

2,528,784	2,119	0	960

ITEM 5.                      OTHER INFORMATION

                        Not applicable

ITEM 6.                      EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter ended September 30, 2004

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003
10.4	Stock Purchase Agreement between the Corporation and all of the Shareholders of Ridge Properties, Inc.	Filed herewith
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 8, 2008	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 8, 2008	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer