Form 10-Q
period 2008-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2008-11-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]yes           [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT NOVEMBER 1, 2008
Common Stock, $2 Par Value	2,888,253 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	111

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	166

ITEM 4.Controls and Procedures	166

ITEM 4T.Controls and Procedures	166

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	177
ITEM 1A.Risk Factors	17
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	177
ITEM 3.Defaults Upon Senior Securities	177
ITEM 4.Submission of Matters to a Vote of Security Holders	177
ITEM 5.Other Information	177
ITEM 6.Exhibits	188

Signatures	199

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and due from banks	$10,344	$9,836
Interest bearing deposits with banks	83	93
Total cash and cash equivalents	10,427	9,929

Fed Funds Sold	700	-
Investment securities available for sale	119,373	109,960
Restricted investments in bank stock	3,873	2,375

Loans receivable	216,957	227,005
Allowance for loan losses	(1,817)	(1,869)
Net loans	215,140	225,136

Premises and equipment, net	3,545	3,728
Investment in life insurance	14,365	14,001
Other assets	2,689	2,513

Total assets	$370,112	$367,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$73,648	$64,914
Interest bearing	195,917	228,605
Total deposits	269,565	293,519

Short-term borrowings	60,000	13,175
Long- term borrowings	-	20,000
Other liabilities	2,623	2,487
Total liabilities	332,188	329,181

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
2,890,253 and 3,028,813 shares outstanding, respectively	7,200	7,200
Retained earnings	41,028	40,505
Accumulated other comprehensive income	1,788	1,437
Treasury stock, at cost, 709,747 and 571,187 shares, respectively	(12,092)	(10,681)
Total shareholders' equity	37,924	38,461

Total liabilities and
shareholders' equity	$370,112	$367,642

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$3,216	$3,468	$9,867	$10,262
Interest and dividends on investments:
Taxable	1,459	1,212	4,592	3,416
Exempt from federal income taxes	33	34	100	102
Other	9	9	26	126
Total interest income	4,717	4,723	14,585	13,906

INTEREST EXPENSE:
Interest on deposits	1,001	1,706	3,751	4,935
Interest on short-term borrowings	141	97	386	164
Interest on long-term borrowings	209	28	667	28
Total interest expense	1,351	1,831	4,804	5,127

NET INTEREST INCOME	3,366	2,892	9,781	8,779
PROVISION FOR LOAN LOSSES	-	-	-	90

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,366	2,892	9,781	8,689

OTHER OPERATING INCOME:
Asset management and trust income	255	252	770	779
Service charges on deposit accounts	164	170	472	486
Other service charges and fees	172	159	549	511
Income from investment in life insurance	154	152	434	422
Other income	48	39	137	117
Total other operating income	793	772	2,362	2,315

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,407	1,317	4,271	4,030
Net occupancy	181	169	562	536
Furniture and equipment expense	133	126	403	383
Pennsylvania shares tax	132	134	398	408
Legal and professional	115	106	357	337
Other expenses	747	838	2,246	2,371
Total other operating expenses	2,715	2,690	8,237	8,065

INCOME BEFORE INCOME TAXES	1,444	974	3,906	2,939
Income tax expense	419	257	1,104	766

NET INCOME	$1,025	$717	$2,802	$2,173

Average Shares Outstanding	2,893,621	3,036,802	2,971,398	3,042,113

EARNINGS PER SHARE, BASIC	$0.35	$0.24	$0.94	$0.71

Dividends Declared Per Share	$0.22	$0.20	$0.62	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income(Loss)	Equity
(unaudited)
Balance at December 31, 2007	$7,200	$40,505	$(10,681)	$1,437	$38,461

Comprehensive Income
Net income	-	2,802	-	-	2,802

Other comprehensive gain, net of tax:
Unrealized net gain on securities	-	-	-	351	351
Total Comprehensive Income					3,153

Cumulative effect accounting adjustment
on benefit plan reserve (See note 1)	-	(431)	-	-	(431)
Cash dividends declared
$0.62 per share	-	(1,848)	-	-	(1,848)
Treasury shares purchased	-	-	(1,411)	-	(1,411)

Balance at September 30, 2008	$7,200	$41,028	$(12,092)	$1,788	$37,924

(unaudited)
Balance at December 31, 2006	$7,200	$39,869	$(10,406)	$566	$37,229

Comprehensive Income
Net income	-	2,173	-	-	2,173

Other comprehensive loss, net of tax:
Unrealized net losses on securities	-	-	-	(169)	(169)
Total Comprehensive Income					2,004

Cash dividends declared
$0.60 per share	-	(1,824)	-	-	(1,824)
Treasury shares purchased	-	-	(274)	-	(274)

Balance at September30, 2007	$7,200	$40,218	$(10,680)	$397	$37,135

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2008	2007

OPERATING ACTIVITIES
Net income	$2,802	$2,173
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	310	308
Amortization of intangibles	73	73
Provision for loan losses	-	90
Net accretion of loans and securities	(180)	(86)
Loss on sale of foreclosed real estate	-	23
Income from investment in life insurance	(434)	(422)
Decrease in other liabilities	(490)	(112)
Increase in other assets	(170)	(445)
Net cash provided by operating activities	1,911	1,602

INVESTING ACTIVITIES
Increase in federal funds sold	(700)	(4,275)
Purchase of securities	(39,902)	(39,530)
Maturities and sales of securities	31,209	7,223
Purchase of restricted investments in bank stock	(2,583)	(1,690)
Redemption of restricted investments in bank stock	1,085	264
Net (increase) decrease in loans	9,987	(1,689)
Proceeds from sale of foreclosed real estate	8	189
Purchase of premises and equipment	(129)	(243)
Net cash used by investing activities	(1,025)	(39,751)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(23,954)	11,286
Increase in other short-term borrowings	26,825	10,000
Proceeds from long-term borrowings	-	20,000
Dividends paid	(1,848)	(1,824)
Purchase of treasury stock	(1,411)	(274)
Net cash (used) provided by financing activities	(388)	39,728
Increase in cash and cash equivalents	498	1,579

Cash and cash equivalents at beginning of year	9,929	10,156

Cash and cash equivalents at end of quarter	$10,427	$11,735

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$5,363	$5,144

Income Taxes	$940	$838

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 2008

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA and Ridge Properties, Inc.  All material inter-company transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2007, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2008 and the results of operations for the three and nine-month period ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.  Any such reclassifications had no material effect on net  income or equity.

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

The corporation did not record a provision for the nine-month period ended September 30, 2008. By comparison, during the Corporation’s nine-month period ended September 30, 2007, the Corporation recorded a $90,000 provision.

Description of changes:
(dollars in thousands)
	2008	2007

Allowance balance January 1	$1,869	$1,806

Provision charged to operating expenses	0	90
Recoveries on previously charged off loans	12	29
Loans charged off	(64)	(52)

Allowance balance September 30	$1,817	$1,873

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2008 and 2007 are as follows: (dollars in thousands)

	For three months		For nine months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
Net unrealized gains (losses) on
securities available for sale	$1,778	$1,657	$531	$(255)

Income tax effect	(605)	(564)	(180)	86
Net of tax amount	$1,173	$1,093	$351	$(169)

Note 4   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or it’s subsidiary is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 5   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $582,000 automatically renews within the next twelve months and $2,562,000 will expire within thirteen to one hundred and forty-three months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

Note 6   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the nine months ended September 30, 2008 and 2007 was 2,971,398 and 3,042,113 respectively.

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

     For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at September 30, 2008 are as follows  (in thousands).

                 ( Level  1)                                                         (Level 2)                                  (Level 3)
  Quoted Prices                                                Significant Other                   Significant
                                                                                       In active Markets                                           Observable                             Unobservable
For Identical Assets                                        Inputs                                     Inputs

 Securities available for sale                                                    -                                                          $     119,373                                         -

The following valuation techniques were used to measure fair value for available for sale securities as of September 30, 2008.

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8   New Accounting Standards

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

Note 9    Equity Investment held as Treasury Shares

The Corporation purchased all of the stock of Ridge Properties, Inc. on June 6, 2008. The only assets of Ridge Properties, Inc. consist of 131,760 shares of Commercial National Financial Corporation common stock and sufficient cash to pay the estimated tax liabilities of Ridge Properties for the period from July 1, 2007, through the closing date of the stock purchase.  The purchase price for Ridge Properties was $1,317,600.  For financial reporting and federal tax purposes, Ridge Properties will be treated as a part of Commercial National’s consolidated group, and for financial reporting purposes the shares of Commercial National owned by Ridge Properties will be treated as treasury shares. The repurchase that occurred with the acquisition of Ridge Properties is not part of the Corporation’s approved stock buyback program.  For additional information on this transaction, see Form 8-K filed on May 5, 2008.

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

OVERVIEW

The Corporation had net income of $2.8 million or $0.94 per share, for the nine months ended September 30, 2008 compared to $2.2 million or $0.71 per share for the nine months ended September 30, 2007. The Corporation’s return on average assets for the first nine months of 2008 and 2007 was 1.06% and 0.86%, respectively.  Return on average equity for the same two periods was 9.84% and 7.85%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2008 and 2007, net interest income was $9.8 million and $8.8 million, respectively.

FINANCIAL CONDITION

The Corporation’s total assets increased by $2.5 million, or 0.67%, from December 31, 2007 to September 2008.  Total cash and cash equivalents increased by $498,000.  Investment securities available for sale increased by $9.4 million, this increase in investments was mainly due to security purchases of $39 million, security sales of $18.8 million and principal pay-downs of $12.4 million. The securities sold, were sold at book value, therefore no gain or loss was recorded on the transaction.  Net loans  outstanding decreased by $10.0 million.  The decrease in loans was a result of declines in the following categories; $2.0 million in mortgages, $4.2 million in installment loans, $2.4 million in commercial loans mortgage secured, $1.2 million in commercial loans, $532,000 in tax-free loans. The Corporation attributes the loan declines to consumer and commercial customers being cautious in 2008.

The Corporation’s total deposits decreased $24 million from December 31, 2007 to September 30, 2008. The non-interest bearing deposits increased by $8.7 million and the interest-bearing deposits decreased by $32.7 million. The increase in non-interest bearing deposits is considered a normal fluctuation in our customer’s checking accounts. The decline in the interest-bearing deposits was due to decreases in certificates of deposits of $33.3 million and a $2.6 million decline in savings accounts. The decrease in the savings was mainly due to the closing of a $5.2 million savings account for trust customers.  The loss of the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

trust deposit was partially offset by a $2.6 million increase in regular savings accounts. The Corporation made the decision within the first nine months not to match higher rates on certificates of deposits, which led to the decrease in interest bearing deposits.

Shareholders' equity was $37.9 million on September 30, 2008 compared to $38.5 million on December 31, 2007. Total shareholders equity decreased due to following; $2.8 million in net income, a $351,000 increase in other comprehensive income due to increases in fair value of securities available for sale, a  $1.4 million decrease from the purchase of treasury stock, a $1.8 million decrease from cash dividends to shareholders and a $431,000 adjustment (decrease) to retained earnings to account for post retirement benefits expenses (see Note 1). Book value per common share increased from  $12.70 at December 31, 2007 to $13.12 at September 30, 2008.

RESULTS OF OPERATIONS

First Nine Months of 2008 as compared to the First Nine Months of 2007

Net income for the first nine months of 2008 was $2.8 million compared to $2.2 million for the same period of 2007, representing a 27.27% increase.  The increase is due to a combination of higher net interest income and lower interest expense in 2008 compared with 2007.

Interest income for the nine months ended September 30, 2008 was $14.6 million, an increase of 4.88% from interest income of $13.9 million for the nine months ended September 30, 2007. Loan income for the nine months ended September 30, 2008 was $9.9 million compared to $10.3 million in 2007.  The decrease in loan income was due to lower average loan balances in 2008 compared to 2007, averages in 2008 were $6.2 million lower than 2007. In addition, loan yields for the first nine months of 2008 decreased seven (7) basis points to 5.98%. This decrease in the loan yield is due to lower market rates for new loans and existing loans tied to the prime rate.  Investment income from securities increased $1.1 million or 33.37% for the first nine months of 2008 compared with the same period of 2007. Investment income increased due to a $22.7 million or 27.87% increase in average outstanding investments in 2008 compared with 2007. In addition, the yield on the securities portfolio in 2008 increased ten (10) basis points to 5.95%. This increase in security yield is attributable to the purchase of higher earning securities in the third quarter of 2007. These purchases also raised the average securities outstanding for the first nine months of 2008. The yield on total average earning assets for the first nine months of 2008 and 2007 was 5.97% and 6.00%, respectively.

Total interest expense of $4.8 million for the first nine months of 2008 decreased by $323,000 or 6.30% compared with the same period of 2007.  The average interest bearing liabilities in 2008 were $246 million, an increase of $13.4 million or 5.31% over 2007 averages.  Interest on deposits decreased $1.2 million or 23.98% in 2008 compared to 2007. The cost of certificates of deposits decreased by $988,000, this decrease was the result of a $35.8 million decrease in certificates of deposit average outstandings compared with 2007, along with lower certificate of deposit costs in 2008 compared with 2007.  Interest expense on short- and long-term borrowings increased in 2008.  The expense on short-term borrowings increased $222,000 from the first nine months of 2007 compared to the same period in 2008.  Long-term borrowing expense increased from $28,000 in 2007 to $667,000 in 2008.  The corporation increased short and long-term borrowing from the FHLB to fund the purchase of mortgage-backed securities and to allow the run off of expensive non-core deposits. The average cost of interest-bearing liabilities for the first nine months of 2008 was 2.60%, a thirty-four (34) basis points decrease from the same period in 2007.  These factors led to the decrease in interest expense for the first nine months of 2008.

As a result of the foregoing, net interest income for the first nine months of 2008 was $9.8 million compared to $8.8 million for the first nine months of 2007.

The Corporation recorded a loan loss provision expense in the amount of $0 for the nine months ended September 30, 2008 compared to a  provision in the amount of $90,000 for the nine months ended June 30, 2007.

Non-interest income for the first nine months of 2008 was $2.4 million, a slight increase of $47,000 from non-interest income for the first nine months of 2007.  The $47,000 increase is the result of the following; asset management and trust income declined by $9,000 and service charges on deposit accounts decreased by $14,000. Other service charges and fees increased by $38,000, mainly due a $30,000 increase in debit card fees, life insurance income increased by $12,000 and other income increased by $20,000.

Non-interest expense for the first nine months of 2008 was $8.2 million, an increase of $171,000 or 2.12% from non-interest expense for the first nine months of 2007. Personnel costs increased by $241,000, or 5.98% due to increases in employee wages and higher employee benefit costs, net occupancy increased $26,000, furniture and equipment expense increased  $20,000 and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

legal and professional increased by $20,000. These increases were offset by a $125,000 decrease in other expenses.  Within other expenses, advertising decreased by $118,000, due to the Corporations decision to reduce advertising in 2008 compared to
2007.  Director fees were $28,000 lower in 2008 compared to 2007, due to fewer amount of special meetings in 2008 and miscellaneous expense was $52,000 lower in 2008. These decreases, within other expenses were offset by a $22,000 increase in Internet banking expense.

Federal income tax for the first nine months of 2008 was $1.1 million compared to $766,000 for the same period in 2007. The effective tax rates for the first nine months of 2008 and 2007 were 28.26% and 26.06%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007

The Corporation’s net income for the three months ended September 30, 2008 was $1.0 million, compared to $717,000 for the same period of 2007, representing a 42.95% increase.  Net income was higher due to higher total interest income and lower interest expense in 2008 compared to 2007.

Interest income for the three months ended September 30, 2008 was $4.7 million, the same interest income for the three months ended September 30, 2007. Security income increased  $246,000 or 19.59% in 2008 compared to 2007.  This increase in security income was due to higher average investment securities in 2008.  The investments yielded 5.88% for the three months ended September 30, 2008 compared to 5.87% for the same period in 2007. Loan income decreased $253,000 or 7.29% for the three months ending September 30, 2008 compared with same period 2007. The decrease was due to both a decrease in average loan outstanding and a decrease in loan yields. Loan outstanding averages in 2008 were $12.1 million lower than 2007. The loan yield decreased thirteen (13) basis points to 5.94% from 6.07%.  The yield on total average earning assets decreased ten (10) basis points to 5.92% in 2008 from 6.02% in 2007.

Interest expense during the third quarter of 2008 was $1.4 million, or $480,000 less when compared to the third quarter of 2007.  The interest bearing liability cost decreased to 2.29%, an eighty (80) basis points decrease from third quarter of 2007. The interest expense has declined due the Corporation’s decision not to pay for high rate, non-core deposits and replace these deposits with FHLB advances.  The average interest bearing liabilities decreased a slight $1 million in the third quarter of 2008 compared with 2007.

As a result of the foregoing, net interest income increased $473,000 or 16.37% to $3.4 million during the third quarter of 2008 and yielded 3.91% of average total assets compared to 3.39% during the same period a year ago.

The Corporation recorded no provision for loan losses for the third quarter of 2008 and 2007, respectively.

Non-interest income increased slightly by $21,000 or 2.71%, to $793,000 during the third quarter of 2008 compared with 2007. Asset management and trust income increased $3,000, service charges on deposit accounts decreased $6,000, other service charges and fees increased $13,000, bank owned life insurance income increased $2,000 and other income increased $9,000.

Non-interest expense increased $25,000 during the third quarter of 2008, a 0.92% increase from the same period in 2007. Personnel costs increased by $90,000, due to increases in wages and higher employee benefit costs. Occupancy cost increased $12,000, furniture and fixture costs increased $7,000.  Legal and professional costs increased for the three-month period in 2008 by $9,000 compared to same period 2007. Other expenses decreased by  $91,000. Other expenses decreased due to $67,500 less in advertising cost in 2008. The Corporation decided to scale back advertising cost in 2008 compared with 2007.  Other expenses also declined due to a $22,000 decrease in bad checks cashed in 2008 and a $12,000 decrease in stationary and printing expenses in 2008.

Federal income tax on third quarter 2008 pretax earnings was $419,000 compared to $257,000 a year ago. The third quarter effective tax rates for 2008 and 2007 were 29.02% and 26.38%, respectively.

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

The statement of cash flows for the first nine months of 2008, indicates cash provided by the maturity and sales of securities, along with the cash from decrease in loan balances and the maturities and calls of securities, along with cash from increase in short term borrowings was used to fund the investments in securities and fund the reductions in deposits.

As of September 30, 2008, the Corporation had available funding of approximately $129 million at the FHLB, with an additional $20 million of short term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of September 30, 2008 was $189 million, with $60 million borrowed resulting in the $129 million as available.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered an agreement to purchase mortgage-backed securities with a settlement in January 2009. The original face for this agreement is $20 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor.  The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase securities as of September 30, 2008 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$32,257
Standby letters of credit	582
Financial standby letters of credit	2,562
Commitments to purchase securities
Commitments to purchase GNMA Agency mortgage backed securities	20,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2008 with that as of December 31, 2007. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Nine month ended	At or For the Year ended
	September 30, 2008	December 31, 2007
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$113	$156
Past due loans > 90 days	-	-
Renegotiated loans	-	350
Total non-performing loans	113	506
Foreclosed real estate	634	554

Total non-performing assets	$747	$1,060

Loans outstanding at end of period	$216,957	$227,005
Average loans outstanding (year-to-date)	$219,947	$226,713

Non-performing loans as a percent of total loans	0.05%	0.22%
Provision for loan losses	$0	$90
Net charge-offs	$52	$27
Net charge-offs as a percent of average loans	0.02%	0.01%
Provision for loan losses as a percent of net charge-offs	0.00%	333.00%
Allowance for loan losses	$1,817	$1,869
Allowance for loan losses as a percent of average loans outstanding	0.83%	0.82%

As of September 30, 2008, $14,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis.   At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of September 30, 2008, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 16.31% and 17.14% respectively. The leverage ratio was 10.40%.

The table below represents the Bank’s capital position at September 30, 2008
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$35,729	16.31%
Tier I Capital Requirement	8,765	4.00

Total Equity Capital	$37,546	17.14%
Total Equity Capital Requirement	17,530	8.00

Leverage Capital	$35,729	10.40%
Leverage Requirement	13,739	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter-ended September 30, 2008.

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
             There have been 215,874 shares purchased under this authorization through September 30, 2008, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1- July 31	0	0	0	150,926
August 1 – August 31	5,800	13.67	5,800	145,126
September 1- September 30	1,000	14.00	1,000	144,126
Total	6,800	13.72	6,800	144,126

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

                        Not applicable

ITEM 6.                      EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter ended September 30, 2004

10.1	Employment agreement between Gregg E. Hunter and Commercial Bank of Pennsylvania	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003
10.4	Stock Purchase Agreement between the Corporation and all of the Shareholders of Ridge Properties, Inc.	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2008
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 13, 2008	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 13, 2008	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer