Form 10-K
period 2008-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2009-03-18
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes [   ]    No [ X ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[ X ]   No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [   ]  Accelerated Filer [   ]                                                                                             Non-accelerated Filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[    ]    No [ X ]

The aggregate market value of registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $43,166,090.

Number of shares of common stock outstanding at March 3, 2009 2,873,753

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2009 annual meeting of shareholders to be held May 19, 2009 are incorporated by reference into Part III of this Form 10-K. In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Part II of this Form 10-K.

Commercial National Financial Corporation

Form 10-K

INDEX

PART I

Item 1.  BUSINESS

The Commercial National Financial Corporation (the “Corporation”) is a Pennsylvania corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956 as amended.  Through its subsidiary the Corporation is engaged in banking and trust operations.

The Corporation is owner of 100% of the outstanding shares of common stock of Commercial Bank & Trust of PA (the “Bank”).  The Bank has been providing banking services since 1934. At the present time, two (2) banking offices are in operation in Latrobe, Pennsylvania, two (2) in Unity Township, Pennsylvania and one (1) each in Ligonier, West Newton, Greensburg, North Huntington and Hempfield Township, Pennsylvania. All of these offices are within the boundaries of Westmoreland County, Pennsylvania. In addition, the building that houses the Bank’s downtown Latrobe banking office is the location of the Corporation's and the Bank's executive and administrative offices.  The institution's operations center is located at the Latrobe Plaza in downtown Latrobe. This operations center also houses an in-house data processing system.

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

The Corporation purchased Ridge Properties Inc. in 2008, Ridge Properties’ only asset is Commercial National Financial Corporation stock. The Corporation currently has one inactive subsidiary, Commercial National Investment Corp. There are no current plans for this subsidiary.

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

Holding Company.  The Corporation, as a bank holding company is subject to regulation by the Federal Reserve Board (FRB), the Securities and Exchange Commission, and the Federal Deposit Insurance Corporation (FDIC).  The nature of the supervision extends to such areas as safety and soundness, truth-in-lending, truth-in-savings, rate restrictions, consumer protection, community reinvestment lending , permissible loan and securities activities, merger and acquisition limitations, reserve requirements, dividend payments and regulations concerning activities by corporate officers and directors.  No regulatory restrictions or actions are currently pending against the Corporation.

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

Employees

As of December 31, 2008, the Corporation employed 110 people in full- and part-time positions. Approximately 52 employees are represented by the United Auto Workers, Local 1799.  In 2008, the Corporation and bargaining unit employees entered into a five-year labor agreement that will expire in February 2014.

Executive Officers of the Corporation

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name	Age	Present and Previous Positions

Gregg E. Hunter	50	Vice chairman, president and chief executive officer (February 2004 -
		present), Vice chairman and chief financial officer
		(December 1995 to January 2004)

Thomas D. Watters, CPA	47	Senior vice president and chief financial officer (July 2005-
		present), Chief Auditor (January 1998-July 2005)

Wendy S. Schmucker	40	Secretary/treasurer and senior vice president, division manager
		corporate administration (February 2004 – present) Secretary/treasurer
		and vice president, manager corporate administration (November
		1997 to January 2004)

Susan R. Skoloda	34	Vice president, corporate controls and community relations officer
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Corporation’s security holders during the last quarter of its fiscal year ended December 31, 2008.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information appearing in the Annual Report to Shareholders for the fiscal year ended December 31, 2008 (the Annual Report) in the section titled “Common Stock Information” is incorporated herein by reference in response to this item.  As of March 3, 2009 there were 429 shareholders of record of the Corporation's common stock. The number of beneficial shareholders is approximately 783.

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

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions.  There have been 225,174 shares purchased under this authorization through December 31, 2008.

The Corporation purchased 9,300 shares of  treasury stock during the quarter ended December 31, 2008, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1- October 31	2,000	14.95	2,000	142,126
November 1 – November 30	3,700	16.00	3,700	138,426
December 1- December 31	3,600	15.50	3,600	134,826
Total	9,300	15.59	9,300	134,826

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in the Annual Report in the section titled “Interest Sensitivity and Market Risk” as part of the Corporation’s Management Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2008.

Management’s Report on internal Control over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE
                  GOVERANCE

Information concerning (i) directors, appearing under the captions “Election of Directors” and “Director’s Meetings and Committees” in the Corporation’s Proxy Statement, related to the Annual Meeting of Shareholders to be held May 19, 2009 (the “Proxy Statement”) (ii) information concerning executive officers, appearing under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, and (iii) information contained under the section “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement, are incorporated herein by reference to this Item 10.

The Corporation has adopted a Code of Ethics for Senior Financial Officers which is applicable to the Corporation’s principal executive officer and principal financial officer. A copy of such Code of Ethics has been filed as an exhibit to this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information contained in the Corporation’s Proxy Statement under the following sections is hereby incorporated into this Item 11: (i) “Summary Compensation Table,” (ii) “Compensation ” (iii) “Compensation of Directors,” and “Director Compensation Table.”

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

Equity Compensation Plan Information

None

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  INDEPENDENCE

The information contained in the section titled “Related Party Transactions” as part of the “Compensation” in the Proxy Statement is incorporated herein by reference to this Item 13.

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

Page Number or
Exhibit		Incorporated by
Number	Description	Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4
Registration Statement
Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4
Registration Statement
Filed April 9, 1990

3.3	Amended Articles of Incorporation	Exhibit 3.6 to Form 10-Q
Filed for the quarter ended
September 30, 2004

3.4	Amended Bylaws of Registrant	Exhibit 3.8 to Form 10-Q
Filed for the quarter ended
September 30, 2004

10.1	Amended and Restated Employment Agreement between Gregg E. Hunter and Commercial Bank & Trust of PA	Filed herewith

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10-3 to Form 10-K for the period ended December 31, 2003.

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2008	Filed herewith

14	Code of Ethics for Senior Financial Officers	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

March 17, 2009

By:/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President
and Chief Financial Officer

March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY	DATE

/s/ George V. Welty	March 17, 2009
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	March 17, 2009
Gregg E. Hunter, Vice Chairman of the Board, Director, Chief Executive Officer (principal executive officer)
/s/ Thomas D. Watters	March 17, 2009
Thomas D. Watters , Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ Wendy S. Schmucker	March 17, 2009
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 17, 2009
John T. Babilya, Director
/s/ George A. Conti, Jr.	March 17, 2009
George A. Conti Jr., Director
/s/ Richmond H. Ferguson	March 17, 2009
Richmond H. Ferguson, Director
/s/ Dorothy S. Hunter	March 17, 2009
Dorothy S. Hunter, Director
/s/ Frank E. Jobe	March 17, 2009
Frank E. Jobe, Director
/s/ Steven H. Landers	March 17, 2009
Steven H. Landers, Director
/s/ Joseph A. Mosso	March 17, 2009
Joseph A. Mosso, Director
/s/ Bruce A. Robinson	March 17, 2009
Bruce A. Robinson, Director

/s/ Debra L. Spatola	March 17, 2009
Debra L. Spatola, Director
/s/ C. Edward Wible	March 17, 2009
C. Edward Wible, Director

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

10.1	Amended and Reatated Employment Agreement between Gregg E. Hunter and Commercial Bank & Trust of PA

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer