Form 10-Q
period 2009-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2009-05-11
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes[ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]Yes                           [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT MAY 1, 2009
Common Stock, $2 Par Value	2,870,753 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	122

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	166

ITEM 4.Controls and Procedures	177

ITEM 4T.Controls and Procedures	177

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	188
ITEM 1A.Risk Factors	18
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	181
ITEM 3.Defaults Upon Senior Securities	188
ITEM 4.Submission of Matters to a Vote of Security Holders	188
ITEM 5.Other Information	188
ITEM 6.Exhibits	199

Signatures	200

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and due from banks	$10,677	$7,111
Interest bearing deposits with banks	29	21
Total cash and cash equivalents	10,706	7,132

Investment securities available for sale	127,545	114,771
Restricted investments in bank stock	4,567	3,967

Loans receivable	210,643	215,933
Allowance for loan losses	(1,806)	(1,821)
Net loans	208,837	214,112

Premises and equipment, net	3,592	3,549
Investment in life insurance	14,676	14,555
Other assets	2,808	2,413

Total assets	$372,731	$360,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$67,381	$67,067
Interest bearing	195,935	190,020
Total deposits	263,316	257,087

Short-term borrowings	35,000	31,175
Long- term borrowings	30,000	30,000
Other liabilities	3,579	3,169
Total liabilities	331,895	321,431

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,872,753 and
2,880,953 shares outstanding in 2009 and 2008	7,200	7,200
Retained earnings	42,254	41,616
Accumulated other comprehensive income	3,747	2,490
Treasury stock, at cost, 727,247and 719,047 shares in 2009 and 2008	(12,365)	(12,238)
Total shareholders' equity	40,836	39,068

Total liabilities and
shareholders' equity	$372,731	$360,499

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2009	2008
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$3,089	$3,376
Interest and dividends on investments:
Taxable	1,923	1,621
Exempt from federal income tax	13	33
Other	1	12
Total interest income	5,026	5,042

INTEREST EXPENSE
Interest on deposits	869	1,555
Interest on short-term borrowings	58	131
Interest on long- term borrowings	285	229
Total interest expense	1,212	1,915

NET INTEREST INCOME	3,814	3,127
PROVISION FOR LOAN LOSSES	-	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,814	3,127

OTHER INCOME
Asset management and trust income	247	257
Service charges on deposit accounts	139	150
Other service charges and fees	202	207
Income from investment in life insurance	146	140
Other income	50	45
Total other income	784	799

OTHER EXPENSES
Salaries and employee benefits	1,434	1,445
Net occupancy expense	208	199
Furniture and equipment expense	123	134
Pennsylvania shares tax	130	133
Legal and professional	123	113
Other expense	770	784
Total other expenses	2,788	2,808

INCOME BEFORE INCOME TAXES	1,810	1,118
Income tax expense	541	302

NET INCOME	$1,269	$816

Average shares outstanding	2,876,191	3,028,813

EARNINGS PER SHARE, BASIC	$0.44	$0.27

Dividend declared per share	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2008	$7,200	$41,616	$(12,238)	$2,490	$39,068

Comprehensive Income
Net income	-	1,269	-	-	1,269

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	1,257	1,257
Total Comprehensive Income					2,526

Cash dividends declared
$0.22 per share	-	(631)	-	-	(631)
Treasury shares purchased	-	-	(127)	-	(127)

Balance at March 31, 2009	$7,200	$42,254	$(12,365)	$3,747	$40,836

(unaudited)
Balance at December 31, 2007	$7,200	$40,505	$(10,681)	$1,437	$38,461

Comprehensive Income
Net income	-	816	-	-	816

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	831	831
Total Comprehensive Income					1,647

Cumulative effect accounting adjustment
on benefit plan reserve (See note 1)	-	(431)	-	-	(431)
Cash dividends declared
$0.20 per share	-	(606)	-	-	(606)

Balance at March 31, 2008	$7,200	$40,284	$(10,681)	$2,268	$39,071

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2009	2008

OPERATING ACTIVITIES
Net income	$1,269	$816
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	100	103
Amortization of intangibles	24	24
Net accretion of loans and securities	(110)	(79)
Income from investment in life insurance	(146)	(140)
Increase in other assets	(421)	(88)
Decrease in other liabilities	(214)	(209)
Net cash provided by operating activities	502	427

INVESTING ACTIVITIES
Increase in federal funds sold	-	(3,950)
Purchase of securities	(19,960)	-
Maturities and calls of securities	9,204	5,076
Purchase of restricted investments in bank stock	(600)	(650)
Redemption of restricted investments in bank stock	-	25
Net decrease in loans	5,272	6,155
Proceeds from sale of foreclosed real estate	2	-
Purchase of premises and equipment	(142)	(97)
Net cash provided by (used in) investing activities	(6,224)	6,559

FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,229	(14,430)
Increase in other short-term borrowings	3,825	6,825
Dividends paid	(631)	(606)
Purchase of treasury stock	(127)	-
Net cash provided by (used in) financing activities	9,296	(8,211)
Increase (decrease) in cash and cash equivalents	3,574	(1,225)

Cash and cash equivalents at beginning of year	7,132	9,929

Cash and cash equivalents at end of quarter	$10,706	$8,704

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,272	$2,003

Income Taxes	$510	$280

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009
Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiary, Commercial Bank & Trust of PA and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2008, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2009 and the results of operations for the three-month period ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

The corporation did not record a provision for the three-month periods ended March 31, 2009 and 2008.

Description of changes:
(dollars in thousands)
	2009	2008

Allowance balance January 1	$1,821	$1,869

Provision charged to operating expenses	0	0
Recoveries on previously charged off loans	0	9
Loans charged off	(15)	(46)

Allowance balance March 31	$1,806	$1,832

Note 3   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2009 and 2008 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2009	2008
Net unrealized gains on
securities available for sale	$ 1,904	$ 1,258

Tax effect	(647)	(427)
Net of tax amount	$ 1,257	$ 831

Note 4   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 5   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $448,000 automatically renews within the next twelve months and $2,357,000 will expire within thirteen to one hundred and twenty-five months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

Note 6   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2009 and 2008 was 2,876,191 and 3,028,813 respectively.

Note 7   New Accounting Standards Adopted

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Corporation has determined this pronouncement had no impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Corporation adopted the provisions of FAS 159 but did not elect fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2009 are as follows  (in thousands).

                 ( Level  1)                                                         (Level 2)                                  (Level 3)
  Quoted Prices                                       Significant Other                               Significant
                                                                                     In active Markets                                             Observable                                Unobservable
For Identical Assets                                            Inputs                                     Inputs

 Securities available for sale                                           -                                                          $      127,545                                     -

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2008 are as follows (in thousands).

                 (Level 1)                                                         (Level 2)                                     (Level 3)
  Quoted Prices                                           Significant Other                            Significant
                                                                                    In active Markets                                                Observable                               Unobservable
For Identical Assets                                                    Inputs                              Inputs

     Securities available for sale                                       -                                                            $     114,771                                     -

The following valuation techniques were used to measure fair value for available for sale securities as of March 31, 2009 and December 31, 2008

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

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended March 31, 2009 and December 31, 2008.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2009 are as follows  (in thousands).

                                 (Level 1)                                                         (Level 2)                                                   (Level 3)
                            Quoted Prices                                           Significant Other                                              Significant
                                                                              In active Markets                                                Observable                                                Unobservable
                      For Identical Assets                                                   Inputs                                                   Inputs

Impaired Loans                                               -                                                           -                                                 $652

Impaired loans at March 31, 2009, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $724,000 with a valuation allowance of $72,000.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2008 are as follows  (in thousands).

                          (Level 1)                                                              (Level 2)                                                    (Level 3)
                      Quoted Prices                                               Significant Other                                            Significant
                                                                       In active Markets                                                Observable                                                   Unobservable
               For Identical Assets                                                    Inputs                                                     Inputs

Impaired Loans                                                      -                                                               -                                              $3,570

The decrease in impaired loans is due to an upgrade of one $2.8 million relationship, which had lost a sizable anchor tenant, resulting in a need for restructured terms of repayment.  Since year-end 2008, the borrower has been able to negotiate a favorable lease with a replacement tenant.

The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value.  The adoption did not apply to those non-financial assets and non-financial liabilities for which the adoption was delayed until January1, 2009 in accordance with FSP- FAS 157-2.  The option of FAS 157-2 had no impact on the results of operations or financial condition as of March 31, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our first quarter 2009 financial reporting.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the period ended March 31, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after
December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Corporation has determined this FSP has had no material effect on our result of operations or financial condition as of and for the period ended March 31,2009.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Corporation has determined this EITF has no impact on our result of operations or financial condition as of and for the period ended March 31,2009.

Note 8   New Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2008 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

The Corporation had net income of $1.3 million or $0.44 per share, for the first quarter ended March 31, 2009 compared to $816,000 or $0.27 per share for the quarter ended March 31, 2008. The Corporation’s return on average assets for the first quarter of 2009 and 2008 was 1.37% and 0.90%, respectively.  Return on average equity for the same two periods was 12.76% and 8.44%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2009 and 2008, net interest income was $3.8 million and $3.1 million, respectively.

The Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The FDIC Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently most banks are in a risk category with assessments between 12 cents per $100 of deposits to 14 cents per $100 of deposits in insurance. Under the final rule, most banks will pay initial base rates of between 12 and 16 cents per $100 in deposits on an annual basis beginning April 1, 2009.  The FDIC board also adopted an interim rule imposing a special emergency assessment of 20 cents per $100, payable September 30, 2009. In addition, the interim FDIC ruling also permits the Board to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The FDIC may reduce the emergency assessment payable on September 30, 2009 from 20 cents to 10 cents per $100 if congress expands the FDIC’s borrowing authority with the Treasury Department to $100 billion.   The Corporation anticipates special assessment will effect the quarter ending June 30, 2009.

FINANCIAL CONDITION

The Corporation’s total assets increased by $12.2 million, or 3.4% from December 31, 2008 to March 31, 2009.  Investments Available for Sale increased by $12.8 million. The increase in investments was due to the purchase of $20.0 million in GNMA mortgage backed securities, principal pay-downs on mortgage backed securities of $9.2 million and $1.9 million increase in the fair value of the securities.  Net loans outstanding decreased by $5.3 million.  The decrease in loans was a result of declines in the following categories; $500,000 in commercial loans, $1.7 million in commercial mortgages, $1.2 million in installment loans and $1.8 million in mortgages. The Corporation attributes the loan declines to consumer and commercial customers being cautious in the first quarter of 2009.

The Corporation’s total deposits increased $6.2 million from December 31, 2008 to March 31, 2009.  Non-interest bearing deposits increased by $300,000 and interest-bearing deposits increased by $5.9 million. The increase in interest-bearing deposits was mainly due to a $4.6 million increases in money market accounts, a $2.0 million increase in savings accounts, a $200,000 increase in now accounts and a $300,000 increase in individual retirement accounts. These increases were offset by $1.4 million decline in certificate of deposits.  The Corporation attributes the increase in money market accounts to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $40.8 million on March 31, 2009 compared to $39.1 million on December 31, 2008. Total shareholders equity increased due to the $1.3 million in net income and a $1.3 million net of tax increase in other comprehensive income due to increases in fair value of securities available for sale. These increases were offset by $631,000 paid in dividends to shareholders and $127,000 in Treasury stock purchases.  Book value per common share increased from  $13.56 at December 31, 2008 to $14.21 at March 31, 2009.

RESULTS OF OPERATIONS

First Three Months of 2009 as compared to the First Three Months of 2008

Net income for the first three months of 2009 was $1.3 million compared to $816,000 for the same period of 2008, representing a 55.51% increase.

Interest income for the three months ended March 31, 2009 was $5.0 million, the same as March 31, 2008. Loan income decreased in 2009 due to lower average loan balances in 2009 and lower yields. The yield on the loan portfolio for the first three months of 2009 decreased twenty-two (22) basis points to 5.80% from 6.02% in 2008.  In addition, average loan balances decreased 5.00% in 2009 compared with the averages for the first quarter 2008. Security income for the three months ended March 31, 2009 was $1.9 million, an increase of 16.27% or $200,000 in comparison to $1.7 million security income in 2008. The yield on the securities portfolio for the first three months of 2009 increased one (1) basis point to 6.04%. In addition, average securities balances increased 16.02% in 2009 compared to 2008. The yield on total average earning assets for the first three months of 2009 decreased thirteen (13) basis points to 5.89% compared to 2008.

Total interest expense of $1.2 million for the first three months of 2009 decreased by $703,000 or 36.71% from the first three months of 2008. In the first quarter of 2009, the average interest bearing liabilities balances increased 1.47% and the cost of these liabilities decreased to 1.85% in 2009 from 2.96% in 2008.  The cost of interest-bearings liabilities declined in 2009 due to lower market rates for certificates of deposits and short-term borrowings in comparison to 2008.

As a result of the foregoing, net interest income for the first three months of 2009 was $3.8 million compared to $3.1 million for the first three months of 2008.

The Corporation did not record a provision for loan losses for the three months ended March 31, 2009, or March 31, 2008. The Corporation’s high credit quality and the decrease in loan balances led to the determination that no provision was necessary for the first three months of 2009.

Non- interest income for the first three months of 2009 was $784,000, a decrease from $799,000 for first three months of 2008.  Asset management and trust income declined by $10,000, service charges on deposit accounts decreased by $11,000 and other service charges decreased by $5,000.  These decreases were partially offset by a $6,000 increase in income from investments in life insurance and a $5,000 increase in other income.

Non-interest expense for the first three months of 2009 was $2.8 million, the same as 2008. Personnel costs decreased $11,000, net occupancy increased $9,000, furniture and equipment expense decreased $11,000. PA shares tax decreased slightly by $3,000 and legal and audit increased by $10,000. Other expenses decreased by $14,000.

Federal income tax for the first three months of 2009 was $541,000 compared to $302,000 for the same period in 2008. The effective tax rates for the first three months of 2009 and 2008 were 29.9% and 27.0%, respectively.

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

The statement of cash flows for the first three months of 2009, indicates cash was provided by the decrease in loan balances, the maturities and calls of securities, the increase in deposits and the increase in short term borrowings. These sources of cash were used to purchase securities within the quarter.

As of March 31, 2009, the Corporation had available funding of approximately $139 million at the FHLB, with an additional $19 million of short term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of March 31, 2009 was $204 million, with $65 million borrowed resulting in the $139 million as available.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2009 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$33,156
Standby letters of credit	448
Financial standby letters of credit	2,357

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2009 with that as of December 31, 2008. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Three months ended	At or For the Year ended
	March 31, 2009	December 31, 2008
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$138	$29
Past due loans > 90 days	-	-
Renegotiated loans	3,560	3,566
Total non-performing loans	3,698	3,595
Foreclosed real estate	612	614

Total non-performing assets	$4,310	$4,209

Loans outstanding at end of period	$210,643	$215,933
Average loans outstanding (year-to-date)	$212,977	$219,000

Non-performing loans as a percent of total loans	1.76%	1.66%
Provision for loan losses	$0	$15
Net charge-offs	$15	$63
Net charge-offs as a percent of average loans	0.01%	0.03%
Provision for loan losses as a percent of net charge-offs	0.00%	23.81%
Allowance for loan losses	$1,806	$1,821
Allowance for loan losses as a percent of average loans outstanding	0.85%	0.83%

As of March 31, 2009, $25,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The majority of renegotiated loans is two loans, a $2.8 million loan and a $715,000 loan relationship. These two renegotiated loan relationships are involved in the retail segment.  The $2.8 million relationship lost a sizable anchor tenant, resulting in a need for restructured terms of repayment.  Since year-end 2008, the borrower has been able to negotiate a favorable lease with a replacement tenant. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2009, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 17.60% and 18.46% respectively. The leverage ratio was 10.01%.

The table below presents the Bank’s capital position at March 31, 2009
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 36,710	17.60%
Tier I Capital Requirement	8,345	4.00

Total Equity Capital	$ 38,517	18.46%
Total Equity Capital Requirement	16,690	8.00

Leverage Capital	$ 36,710	10.01%
Leverage Requirement	14,675	4.00

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

The Corporation utilizes a computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100, 200 and 300 basis points or 100, 200 and 300 basis points down. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that are subject to continual refinement. These assumptions and predictions include inputs to compute baseline net interest income, growth rates and a variety of other factors that are difficult to accurately predict.

The March 31, 2009 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will increase 0.8% if rates rise 100 bps, will decrease 1.1% if rates rise 200 bps and projects a 4.4% decrease of net interest income if rates rise 300 bps.  If rates decrease 100 bps, the model projects a 0.2% decrease in net interest income, a 1.5% decrease if rates decrease 200 bps and if rates decrease 300 bps, the model projects net interest income will decrease 2.2%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2009.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from          time to time when warranted by market conditions.  There have been 233,374 shares purchased under this authorization                through March 31, 2009, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1- January 31	3,000	15.42	3,000	131,826
February 1 –February 28	4,200	15.65	4,200	127,626
March 1- March 31	1,000	15.00	1,000	126,626
Total	8,200	15.49	8,200	126,626

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                      OTHER INFORMATION

                        Not applicable

EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter ended September 30, 2004

10.1	Amended and Restated Employment agreement between Gregg E. Hunter and Commercial Bank & Trust of PA	Exhibit 10.1 to Form 10-K for the yesr ended December 31, 2008

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003

10.4	Stock Purchase Agreement between the Corporation and all of the Shareholders of Ridge Properties, Inc.	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2008

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 11, 2009	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 11, 2009	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer