Form 10-Q
period 2009-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2009-08-10
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]YES                           [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT August 1, 2009
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	155

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	200

ITEM 4.Controls and Procedures	211

ITEM 4T.Controls and Procedures	211

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	222
ITEM 1A.Risk Factors	22
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	222
ITEM 3.Defaults Upon Senior Securities	222
ITEM 4.Submission of Matters to a Vote of Security Holders	233
ITEM 5.Other Information	233
ITEM 6.Exhibits	244

Signatures	255

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and due from banks	$9,906	$7,111
Interest bearing deposits with banks	62	21
Total cash and cash equivalents	9,968	7,132

Investment securities available for sale	129,946	114,771
Restricted investments in bank stock	4,567	3,967

Loans receivable	206,386	215,933
Allowance for loan losses	(1,798)	(1,821)
Net loans	204,588	214,112

Premises and equipment, net	3,515	3,549
Investment in life insurance	14,798	14,555
Other assets	2,608	2,413

Total assets	$369,990	$360,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$71,920	$67,067
Interest bearing	192,274	190,020
Total deposits	264,194	257,087

Short-term borrowings	31,625	31,175
Long- term borrowings	30,000	30,000
Other liabilities	3,482	3,169
Total liabilities	329,301	321,431

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
2,861,953 and 2,880,953 shares outstanding in 2009 and 2008	7,200	7,200
Retained earnings	42,684	41,616
Accumulated other comprehensive income	3,334	2,490
Treasury stock, at cost, 738,047 and 719,047 shares in 2009 and 2008	(12,529)	(12,238)
Total shareholders' equity	40,689	39,068

Total liabilities and
shareholders' equity	$369,990	$360,499

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$3,021	$3,275	$6,110	$ 6,651
Interest and dividends on investments:
Taxable	1,798	1,512	3,721	3,133
Exempt from federal income taxes	33	34	46	67
Other	1	5	2	17
Total interest income	4,853	4,826	9,879	9,868

INTEREST EXPENSE:
Interest on deposits	805	1,195	1,674	2,750
Interest on short-term borrowings	47	114	105	245
Interest on long-term borrowings	288	229	573	458
Total interest expense	1,140	1,538	2,352	3,453

NET INTEREST INCOME	3,713	3,288	7,527	6,415
PROVISION FOR LOAN LOSSES	-	-	-	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,713	3,288	7,527	6,415

OTHER OPERATING INCOME:
Asset management and trust income	242	258	489	515
Service charges on deposit accounts	144	158	283	308
Other service charges and fees	176	170	378	377
Income from investment in life insurance	145	140	291	280
Other income	44	44	94	89
Total other operating income	751	770	1,535	1,569

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,397	1,419	2,831	2,864
Net occupancy	201	182	409	381
Furniture and equipment expense	130	136	253	270
Pennsylvania shares tax	126	133	256	266
Legal and professional	121	129	244	242
FDIC insurance	261	11	272	17
Other expenses	734	704	1,493	1,482
Total other operating expenses	2,970	2,714	5,758	5,522

INCOME BEFORE INCOME TAXES	1,494	1,344	3,304	2,462
Income tax expense	433	383	974	685

NET INCOME	$1,061	$961	$2,330	$ 1,777

Average Shares Outstanding	2,867,349	2,992,615	2,871,745	3,010,714

EARNINGS PER SHARE, BASIC	$0.37	$0.32	$0.81	$ 0.59

Dividends Declared Per Share	$0.22	$0.20	$0.44	$ 0.40

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income(Loss)	Equity
(unaudited)
Balance at December 31, 2008	$7,200	$41,616	$(12,238)	$2,490	$39,068

Comprehensive Income
Net income	-	2,330	-	-	2,330

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	844	844
Total Comprehensive income					3,174

Cash dividends declared
$0.44 per share	-	(1,262)	-	-	(1,262)
Treasury shares purchased	-	-	(291)	-	(291)

Balance at June 30, 2009	$7,200	$42,684	$(12,529)	$3,334	$40,689

Balance at December 31, 2007	$7,200	$40,505	$(10,681)	$1,437	$38,461

Comprehensive Income
Net income	-	1,777	-	-	1,777

Other comprehensive loss, net of tax:
Unrealized net loss on securities	-	-	-	(823)	(823)
Total Comprehensive income					954

Cumulative effect accounting adjustment
On benefit plan reserve	-	(431)	-	-	(431)

Cash dividends declared
$0.40 per share	-	(1,212)	-	-	(1,212)
Treasury shares purchased	-	-	(1,317)	-	(1,317)

Balance at June 30, 2008	$7,200	$40,639	$(11,998)	$614	$36,455

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2009	2008

OPERATING ACTIVITIES
Net income	$2,330	$1,777
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	200	207
Amortization of intangibles	49	49
Net accretion of loans and securities	(196)	(138)
Income from investment in life insurance	(291)	(280)
(Increase) decrease in other assets	(198)	57
Decrease in other liabilities	(122)	(554)
Net cash provided by operating activities	1,772	1,118

INVESTING ACTIVITIES
Purchase of securities	(34,154)	-
Maturities and calls of securities	20,455	9,707
Purchase of restricted investments in bank stock	(600)	(983)
Redemption of restricted investments in bank stock	-	239
Net decrease in loans	9,522	10,425
Proceeds from sale of foreclosed real estate	3	5
Purchase of premises and equipment	(166)	(126)
Net cash provided by (used in ) investing activities	(4,940)	19,267

FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,107	(30,311)
Increase in other short-term borrowings	450	11,150
Dividends paid	(1,262)	(1,212)
Purchase of treasury stock	(291)	(1,317)
Net cash provide by ( used in) financing activities	6,004	(21,690)
Increase (decrease) in cash and cash equivalents	2,836	(1,305)

Cash and cash equivalents at beginning of year	7,132	9,929

Cash and cash equivalents at end of quarter	$9,968	$8,624

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,446	$3,796

Income Taxes	$1,160	$530

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2008, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2009 and the results of operations for the three and six-month period ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

The corporation did not record a provision for the six-month periods ended June 30, 2009 and June 30, 2008.

Description of changes:
(dollars in thousands)
	2009	2008

Allowance balance January 1	$1,821	$1,869

Provision charged to operating expenses	0	0
Recoveries on previously charged off loans	0	9
Loans charged off	(23)	(46)

Allowance balance June 30	$1,798	$1,832

Note 3   Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

June 30, 2009:

Obligations of states and political Subdivisions	$ 15,894	$ 174	$ (301)	$ 15,767
Mortgage-backed securities	109,000	5,179	-	114,179

$124,894	$5,353	$ (301)	$129,946

December 31, 2008:
Obligations of states and political Subdivisions	$ 2,700	$ 43	$-	$ 2,743
Mortgage-backed securities	108,298	3,730	-	112,028

$110,998	$3,773	$-	$114,771

The amortized cost and fair value of securities at June 30, 2009, by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ -	$ -
Due after one year through five years	1,700	1,734
Due after five years through ten years	-	-
Due after ten years	14,194	14,033
Mortgage Backed Securities	109,000	114,179

$124,894	$129,946

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

(In Thousands)
June 30, 2009
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$ 7,535	$ (301)	-	-	$7,535	$ (301)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.  See Note 8.  All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of June 30, 2009 there were eight (8) municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities. Management has the intent and ability to hold these securities until market recovery or maturity, therefore none of the unrealized losses on securities are deemed to be other than temporary.

At December 31, 2008, no securities held by the Corporation were in unrealized loss position.

Note 4   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2009 and 2008 are as follows: (dollars in thousands)

	For three months		For six months
	ended June 30		ended June 30
	2009	2008	2009	2008
Net unrealized gains (losses) on
securities available for sale	$(625)	$(2,505)	$1,279	$(1,247)

Income tax effect	212	851	(435)	424
Net of tax amount	$(413)	$(1,654)	$844	$(823)

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or it’s subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $438,000 automatically renews within the next twelve months and $2,357,000 will expire within thirteen to one hundred and twenty-two months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the six months ended June 30, 2009 and 2008 was 2,871,745 and 3,010,714 respectively.

Note 8   New Accounting Standards Adopted

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  Upon adoption the Corporation has determined FAS 157-4 did not have a material impact on the Corporation’s financial statements as of June 30, 2009.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Upon adoption the Corporation has determined FAS 157-2 and FAS 124-2 did not have a material impact on the Corporation’s financial statements as of June 30, 2009.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Upon adoption the Corporation has determined FAS 107-1 and APB 28-1 did not have a material impact on the Corporation’s financial statements as of June 30, 2009.  See footnote 11, Fair Value Disclosures, for additional disclosures required upon adoption of FAS 107-1 and APB 28-1.

Effective April 1, 2009, the Corporation adopted Statement of Financial Accounting Standards Board (SFAS) No. 165, Subsequent Events. SFAS No.165 establishes general standards for accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events and transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transaction occurring after the balance sheet date in it’s financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these financial statements, the Corporation evaluated the events and transactions that occurred between June 30, 2009 through August 7, 2009, the date these financial statements were issued.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Corporation has determined this pronouncement did not have a material  impact on the consolidated financial statements.

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

In February 2008, the FASB issued FSP 157-2. Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FSB 157-2.  This FSP was adopted on January 1, 2009 and did not have a material effect on the Corporation’s financial condition or results of operations.  See footnote 11, Fair Value Disclosures, for additional disclosures required upon adoption of FAS 157.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our first and second quarter 2009 financial reporting.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the period ended June 30, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after
December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Corporation has determined this FSP did not have a material effect on our results of operations or financial condition as of and for the period ended June 30, 2009.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Corporation has determined this EITF has no impact on our result of operations or financial condition as of and for the period ended June 30, 2009.

Note 9   New Accounting Standards

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

The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162.  In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards CodificationTM ("Codification") will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded and all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative. The issuance of this Statement and the Codification will not change GAAP and therefore will not have an impact of the Corporation's financial position or results of operation upon adoption on September 15, 2009.

Following issuance of this statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions ("FSP"), or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Note 10   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This restricted stock is carried at cost and as of June 30, 2009, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB as of June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 11   Fair Value Disclosures

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at June 30, 2009 are as follows  (in thousands).

                 ( Level  1)                                                      (Level 2)                                       (Level 3)
  Quoted Prices                                       Significant Other                             Significant
                                                                                      In active Markets                                        Observable                                Unobservable
For Identical Assets                                       Inputs                                           Inputs

 Securities available for sale                                             -                                                 $      129,946                                            -

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

The following valuation techniques were used to measure fair value for available for sale securities as of June 30, 2009 and December 31, 2008

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

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended June 30, 2009 and December 31, 2008.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at June 30, 2009 are as follows  (in thousands).

     (Level 1)                                                    (Level 2)                                                              (Level 3)
  Quoted Prices                                           Significant Other                                            Significant
                                                      In active Markets                                           Observable                                                 Unobservable
For Identical Assets                                          Inputs                                                          Inputs

Impaired Loans                     -                                                         -                                                  $  871

Impaired loans at June 30, 2009, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $991,000 with a valuation allowance of $120,000.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2008 are as follows  (in thousands).

   (Level 1)                                                         (Level 2)                                                          (Level 3)
Quoted Prices                                           Significant Other                                               Significant
                                                     In active Markets                                          Observable                                                   Unobservable
For Identical Assets                                                    Inputs                                                 Inputs

Impaired Loans                      -                                                        -                                                    $3,361

Impaired loans at December 31, 2008, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $3,576,000 with a valuation allowance of $215,000.

The decrease in impaired loans from December 31, 2008 to June 30, 2009 is due to changes in two loan relationships. One was upgraded, a  $2.8 million relationship, which had lost a sizable anchor tenant, resulting in a need for restructured terms of repayment.  Since year-end 2008, the borrower has been able to negotiate a favorable lease with a replacement tenant.  The other is a $265,000 loan that was downgraded due loan being restructured to interest only.

The carrying amounts and fair values of the Corporation’s financial instruments as of June 30, 2009 and December 31, 2008 are presented in the following table:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$ 9,968	$ 9,968	$ 7,132	$ 7,132
Securities available for sale	129,946	129,946	114,771	114,771
Restricted investments in bank stock	4,567	4,567	3,967	3,967
Net loans receivable	204,588	207,901	214,112	222,442
Financial liabilities:
Deposits	$264,194	$265,081	$257,087	$258,190
Short-term borrowings	31,625	31,625	31,175	31,175
Long-term borrowings	30,000	30,246	30,000	30,585

Off-balance sheet financial instruments	-	-	-	-

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments:

Cash and Short-Term Investments

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

Loans Receivable

The fair values of loans receivables are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

Long-Term Borrowings

Fair values of long-term borrowings are estimated by discounting the future cash flows using interest rates currently available for borrowings with similar terms and maturity.

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

OVERVIEW

The Corporation had net income of $2.3 million or $0.81 per share, for the six months ended June 30, 2009 compared to $1.8 million or $0.59 per share for the six months ended June 30, 2008. The Corporation’s return on average assets for the first half of 2009 and 2008 was 1.26% and 0.99%, respectively.  Return on average equity for the same two periods was 11.52% and 9.20%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2009 and 2008, net interest income was $7.5 million and $6.4 million, respectively.

The Federal Deposit Insurance Corporation (the “FDIC”) adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.  See “Results Of Operations” below for more details.

FINANCIAL CONDITION

The Corporation’s total assets increased by $9.5 million, or 2.63%, from December 31, 2008 to June 30, 2009.  Total cash and cash equivalents increased by $2.8 million and investment securities available for sale increased by $15.2 million. The increase in investments was mainly due to the purchase of  $34.1 million in securities, $19.5 million in principal pay-downs on mortgage-backed securities, a $1.0 million maturity (call) of a municipal bond and a $1.3 million increase in fair value of securities. Net loans outstanding decreased by $9.5 million.  The decrease in loans was mainly the result of declines in the following categories; $6.3 million in mortgages and $3.0 million in installment loans. The Corporation attributes the loan declines to consumer and commercial customers being cautious in the first half of 2009.

The Corporation’s total deposits increased $7.1 million from December 31, 2008 to June 30, 2009. The non-interest bearing deposits increased by $4.8 million and the interest-bearing deposits increased by $2.3 million. The increase in non-interest bearing deposits is considered a normal fluctuation in our customer’s checking accounts. The increase in the interest-bearing deposits was due to increases in checking with interest accounts, money market accounts and savings accounts offset by decreases in certificate of deposits.

The decrease in the certificates of deposits was due to the Corporation maintaining a conservative position when pricing certificate of deposits.  The Corporation attributes the increase in the other interest bearing liability accounts to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $40.7 million on June 30, 2009 compared to $39.1 million on December 31, 2008. Total shareholders’ equity increased due to the following; the $2.3 million in net income, a $844,000 increase in other comprehensive income, due to increases in the fair value of securities available for sale, a $291,000 decrease from the purchase of treasury stock and a $1.3 million decrease from cash dividends paid to shareholders. Book value per common share increased from $13.56 at December 31, 2008 to $14.22 at June 30, 2009.

RESULTS OF OPERATIONS

First Six Months of 2009 as compared to the First Six Months of 2008

Net income for the first six months of 2009 was $2.3 million compared to $1.8 million for the same period of 2008, representing a 31.11% increase.  The increase is due to higher net interest income in 2009 compared with 2008.

Interest income for the six months ended June 30, 2009 and June 30, 2008 was $9.9 million.  Loan income for the six months ended June 30, 2009 was $6.1 million compared to $6.7 million in 2008.  The decrease in loan income was due to lower average loan balances and lower yields in 2009 compared to 2008. Loan outstanding averages in 2009 were $10.9 million lower than 2008, loan yields for the first six months of 2009 decreased twenty  (20) basis points to 5.80%. This decrease in the loan yield is due to lower market rates for new loans and existing loans tied to the prime rate.  Investment income from securities increased $600,000 or 17.16% for the first six months of 2009 compared with the same period of 2008. The increase is a result of higher outstanding averages and a slightly lower yield on the securities portfolio for the first six months of 2009.   The average outstanding securities for the first six months of 2009 increased by $18.8 million or 17.52% compared to same period 2008. The yield on total average earning assets for the first six months of 2009 and 2008 was 5.86% and 6.00%, respectively.

Total interest expense of $2.4 million for the first six months of 2009 decreased  $1.1million or 31.87% compared with the first six months of 2008.  The average interest bearing liabilities in 2009 were $257.1 million, an increase of 2.46% over 2008 averages.  The cost of interest bearing liabilities decreased from 2.75% in 2008 to 1.83% in 2009.  This decrease in interest cost is due to lower cost for short-term Federal Home Loan Bank (FHLB) borrowings and lower market rates for certificates of deposit in 2009 compared with 2008.  In addition, average certificates of deposit decreased in 2009 compared with 2008 and were replaced by increases in lower cost non-maturity deposits and FHLB advances.

As a result of the foregoing, net interest income for the first six months of 2009 was $7.5 million compared to $6.4 million for the first six months of 2008.

The Corporation did not record a loan loss provision expense for the six months ended June 30, 2009 or June 30, 2008.

Non-interest income for the first six months of 2009 was $1.5 million, a slight decrease of $34,000 from non-interest income for the first six months of 2008.  The $34,000 decrease is the result of the following; asset management and trust income declined by $26,000 and service charges on deposit accounts decreased by $25,000, life insurance income increased by $11,000 and other income increased by $5,000.  The asset management and trust income declined in 2009 due to lower market values for assets under management due to overall market declines and service charges declined due to lower volume of overdraft fees in 2009.

Non-interest expense for the first six months of 2009 was $5.7 million, an increase of $236,000 or 4.27% from non-interest expense for the first six months of 2008. The majority of the increase was due to higher FDIC costs in 2009.  FDIC assessment for insurance premiums was $96,000 for the six months ended June 30, 2009, compared to $17,000 for the six months ended June 30, 2008; in addition, the FDIC charged a special assessment of $165,000 in 2009.  Other changes to non-interest expenses were; personnel costs decreased by $33,000, net occupancy increased $28,000, furniture and equipment expense decreased $17,000 and PA Shares Tax decreased by $10,000 and other expenses increased $11,000.

Federal income tax for the first six months of 2009 was $974,000 compared to $685,000 for the same period in 2008. The effective tax rates for the first six months of 2009 and 2008 were 29.47% and 27.82%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

The Corporation’s net income for the three months ended June 30, 2009 was $1.1 million compared to $961,000 for the same period of 2008, representing a 10.40% increase.  Net income was higher mainly due to higher net interest income in 2009 compared to 2008.

Interest income for the three months ended June 30, 2009 was slightly higher by $27,000 compared to interest income for the three months ended June 30, 2008. Interest on investment income increased  $281,000 or 18.12% in 2009 compared to 2008.  This increase in investment income was due to higher average investment securities in 2009. The investments yielded 5.87% for the three months ended June 30, 2009 compared to 5.94% for the same period in 2008.  Interest and fee income from loans was $3.0 million compared with $3.3 million in 2008. The decrease was due to lower average loans outstanding in 2009 compared with averages balances in 2008, in addition loan yields decreased nineteen  (19) basis points to 5.79% from 5.98%.  The yield on total average earning assets decreased fourteen  (14) basis points to 5.82% in 2009 from 5.96% in 2008.

Interest expense during the second quarter of 2009 was $1.1 million, or $398,000 less when compared to the second quarter of 2008.  The interest bearing liability cost decreased to 1.81%, a seventy-two (72) basis points decrease from second quarter of 2008. The interest expense has declined due the lower market rates for certificates of deposits and lower cost on short-term FHLB advances.  The average interest bearing liabilities increased $8.6 million in the second quarter of 2009 compared with 2008.

As a result of the foregoing, net interest income increased $425,000 or 12.92% to $3.7 million during the second quarter of 2009 and yielded 4.05% of average total assets compared to 3.74% during the same period a year ago.

The Corporation recorded no provision for loan losses for the second quarter of 2009 and 2008, respectively.

Non-interest income decreased slightly by $19,000 or 2.46%, to $751,000 during the second quarter of 2009 compared with 2009. Asset management and trust income decreased by $16,000, service charges on deposit accounts decreased $14,000, other service charges and fees increased $6,000 and bank owned life insurance income increased $5,000.

Non-interest expense increased $256,000 during the second quarter of 2009, a 9.43% increase from the same period in 2008. The main increase in non-interest expense in 2009 was FDIC insurance cost increases, which increased by $250,000 in 2009 compared with 2008 due to higher rates assessed on insurance premiums and a $165,000 special assessment. Other non-interest expense changes; personnel costs decreased by $22,000, occupancy cost increased $19,000, legal and professional costs decreased by $8,000, other expenses increased by $30,000, and furniture and fixture costs decreased $6,000 due to lower equipment depreciation expense.

Federal income tax on second quarter 2009 pretax earnings was $433,000 compared to $383,000 a year ago. The second quarter effective tax rates for 2009 and 2008 were 28.98% and 28.49%, respectively.  The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

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

The statement of cash flows for the first six months of 2009, indicates cash provided by the decrease in loan balances and the maturities and calls of securities, along with cash from increase in deposits was used to purchase investment securities.

As of August 1, 2009, the Corporation had available funding of approximately $68.7 million at the FHLB, with an additional $19 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) is currently as $123.7 million, with $55 million borrowed resulting in the $68.7 million as available.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered into an agreement to purchase municipal bonds securities with a settlement in July 2009. The original face for these bonds is $3.5 million, all purchased at a discount with total commitment to purchase at $3.47 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor.  The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase securities as of June 30, 2009 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$29,058
Standby letters of credit	438
Financial standby letters of credit	2,357
Commitments to purchase securities
Commitments to purchase municipal bond securities	3,470

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2009 with that as of December 31, 2008. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Six month ended	At or For the Year ended
	June 30, 2009	December 31, 2008
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$320	$29
Past due loans > 90 days	-	-
Renegotiated loans	979	3,566
Total non-performing loans	1,299	3,595
Foreclosed real estate	611	614

Total non-performing assets	$1,910	$4,209

Loans outstanding at end of period	$206,386	$215,933
Average loans outstanding (year-to-date)	$210,848	$219,000

Non-performing loans as a percent of total loans	0.63%	1.66%
Provision for loan losses	$0	$15
Net charge-offs	$23	$63
Net charge-offs as a percent of average loans	0.01%	0.03%
Provision for loan losses as a percent of net charge-offs	0.00%	23.81%
Allowance for loan losses	$1,798	$1,821
Allowance for loan losses as a percent of average loans outstanding	0.85%	0.83%

As of June 30, 2009, $110,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The majority of renegotiated loans as of December 31, 2008 was two loans, a $2.8 million loan and a $715,000 loan relationship. These two renegotiated loan relationships are involved in the retail segment.  The $2.8 million relationship lost a sizable anchor tenant, resulting in a need for restructured terms of repayment.  Since year-end 2008, the borrower has been able to negotiate a favorable lease with a replacement tenant, therefore the loan has since returned to a current market rate and is no longer under restructured terms. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of June 30, 2009, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 17.81% and 18.68% respectively. The leverage ratio was 10.26%.

The table below represents the Bank’s capital position at June 30, 2009
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 36,995	17.81%
Tier I Capital Requirement	8,309	4.00

Total Equity Capital	$ 38,793	18.68%
Total Equity Capital Requirement	16,618	8.00

Leverage Capital	$ 36,995	10.26%
Leverage Requirement	14,423	4.00

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

The Corporation utilizes a computer simulation analysis that projects the impact of changing interest rates on earnings. Simulation modeling projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline resulting from changes in interest rate levels. The Corporation utilizes the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities; (2) the expected rates at which various rate sensitive assets and liabilities will reprice; (3) the expected relative movements in different interest rate indexes that are used as the basis for pricing or repricing various assets and liabilities; (4) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts; and (5) other factors. Inclusion of these factors in the model is intended to estimate the Corporation’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates up 100, 200 and 300 basis points or 100, 200 and 300 basis points down. While the Corporation believes this model provides a useful projection of its interest rate risk, the model includes a number of assumptions and predictions that are subject to continual refinement. These assumptions and predictions include inputs to compute baseline net interest income, growth rates and a variety of other factors that are difficult to accurately predict.

The June 30, 2009 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will decrease 6.0% if rates rise 100 bps, will decrease 14.3% if rates rise 200 bps and projects a 23.3% decrease of net interest income if rates rise 300 bps.  If rates decrease 100 bps, the model projects a 3.4% decrease in net interest income, a 8.5% decrease if rates decrease 200 bps and if rates decrease 300 bps, the model projects net interest income will decrease 13.1%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter-ended June 30, 2009.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
    2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions.  There have been 244,174 shares purchased under this authorization through June 30, 2009, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1- April 30	2,000	14.15	2,000	124,626
May 1 – May 31	7,800	15.17	7,800	116,826
June 1- June 30	1,000	15.71	1,000	115,826
Total	10,800	15.03	10,800	115,826

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.    May 19, 2009 Annual Meeting of Shareholders

b.   Directors elected at the meeting and results of voting:

Director	For	Against

Gregg E. Hunter	2,405,580	13,198
Frank E. Jobe	2,401,190	17,588
Debra L. Spatola	2,394,998	23,780
George V. Welty	2,405,630	13,148

Continuing directors:

John T. Babilya	Steven H. Landers
George C. Conti, Jr.	Joseph A. Mosso
Richmond H. Ferguson	Bruce A. Robinson
Dorothy S. Hunter	C. Edward Wible

Ratification of the appointment of Beard Miller Company LLP, as independent auditors:

For	Against	Withheld	Abstain
2,406,820	9,858	0	2,100

ITEM 5.                      OTHER INFORMATION

                        Not applicable

ITEM 6.                      EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter ended September 30, 2004

10.1	Amended and Restated Employment agreement between Gregg E. Hunter and Commercial Bank & Trust of PA	Exhibit 10.1 to Form 10-K for the year ended December 31, 2008

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003
10.4	Stock Purchase Agreement between the Corporation and all of the Shareholders of Ridge Properties, Inc.	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2008
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 10, 2009	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 10, 2009	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer