Form 10-Q
period 2009-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2009-11-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes[    ]    No [   ]

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                     [  ]YES                 [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT NOVEMBER 1, 2009
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	133

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	188

ITEM 4.Controls and Procedures	199

ITEM 4T.Controls and Procedures	199

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	200
ITEM 1A.Risk Factors	20
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	200
ITEM 3.Defaults Upon Senior Securities	200
ITEM 4.Submission of Matters to a Vote of Security Holders	200
ITEM 5.Other Information	200
ITEM 6.Exhibits	211

Signatures	2
22

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and due from banks	$7,491	$7,111
Interest bearing deposits with banks	3	21
Total cash and cash equivalents	7,494	7,132

Investment securities available for sale	133,736	114,771
Restricted investments in bank stock	4,567	3,967

Loans receivable	205,289	215,933
Allowance for loan losses	(1,798)	(1,821)
Net loans	203,491	214,112

Premises and equipment, net	3,453	3,549
Investment in life insurance	14,906	14,555
Other assets	2,781	2,413

Total assets	$370,428	$360,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$76,295	$67,067
Interest bearing	187,886	190,020
Total deposits	264,181	257,087

Short-term borrowings	49,850	31,175
Long- term borrowings	10,000	30,000
Other liabilities	3,832	3,169
Total liabilities	327,863	321,431

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
2,860,953 and 2,880,953 shares outstanding in 2009 and 2008	7,200	7,200
Retained earnings	43,320	41,616
Accumulated other comprehensive income	4,589	2,490
Treasury stock, at cost, 739,047 and 719,047 shares in 2009 and 2008	(12,544)	(12,238)
Total shareholders' equity	42,565	39,068

Total liabilities and
shareholders' equity	$370,428	$360,499

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$2,982	$3,216	9,092	$9,867
Interest and dividends on investments:
Taxable	1,619	1,459	5,340	4,592
Exempt from federal income taxes	229	33	275	100
Other	1	9	3	26
Total interest income	4,831	4,717	14,710	14,585

INTEREST EXPENSE:
Interest on deposits	723	1,001	2,397	3,751
Interest on short-term borrowings	48	141	153	386
Interest on long-term borrowings	266	209	839	667
Total interest expense	1,037	1,351	3,389	4,804

NET INTEREST INCOME	3,794	3,366	11,321	9,781
PROVISION FOR LOAN LOSSES	-	-	-	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,794	3,366	11,321	9,781

OTHER OPERATING INCOME:
Asset management and trust income	221	255	710	770
Service charges on deposit accounts	154	164	437	472
Other service charges and fees	188	172	566	549
Income from investment in life insurance	137	154	428	434
Other income	50	48	144	137
Total other operating income	750	793	2,285	2,362

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,424	1,407	4,255	4,271
Net occupancy	220	181	629	562
Furniture and equipment expense	113	133	366	403
Pennsylvania shares tax	126	132	382	398
Legal and professional	104	115	348	357
FDIC Insurance	90	11	362	25
Other expenses	752	736	2,245	2,221
Total other operating expenses	2,829	2,715	8,587	8,237

INCOME BEFORE INCOME TAXES	1,715	1,444	5,019	3,906
Income tax expense	449	419	1,423	1,104

NET INCOME	$1,266	$1,025	3,596	$2,802

Average Shares Outstanding	2,861,083	2,893,621	2,868,152	2,971,398

EARNINGS PER SHARE, BASIC	$0.44	$0.35	1.25	$0.94

Dividends Declared Per Share	$0.22	$0.22	0.66	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2008	$7,200	$41,616	$(12,238)	$2,490	$39,068

Comprehensive Income
Net income	-	3,596	-	-	3,596

Other comprehensive gain, net of tax:
Unrealized net gain on securities	-	-	-	2,099	2,099
Total Comprehensive Income					5,695

Cash dividends declared
$0.66 per share	-	(1,892)	-	-	(1,892)
Treasury shares purchased	-	-	(306)	-	(306)

Balance at September 30, 2009	$7,200	$43,320	$(12,544)	$4,589	$42,565

(unaudited)
Balance at December 31, 2007	$7,200	$40,505	$(10,681)	$1,437	$38,461

Comprehensive Income
Net income	-	2,802	-	-	2,802

Other comprehensive gain, net of tax:
Unrealized net gain on securities	-	-	-	351	351
Total Comprehensive Income					3,153

Cumulative effect accounting adjustment
on benefit plan reserve	-	(431)	-	-	(431)
Cash dividends declared
$0.62 per share	-	(1,848)	-	-	(1,848)
Treasury shares purchased	-	-	(1,411)	-	(1,411)

Balance at September 30, 2008	$7,200	$41,028	$(12,092)	$1,788	$37,924

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2009	2008

OPERATING ACTIVITIES
Net income	$3,596	$2,802
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	292	310
Amortization of intangibles	73	73
Net accretion of loans and securities	(255)	(180)
Income from investment in life insurance	(428)	(434)
Increase in other assets	(368)	(490)
Decrease in other liabilities	(417)	(170)
Net cash provided by operating activities	2,493	1,911

INVESTING ACTIVITIES
Increase in federal funds sold	-	(700)
Purchase of securities	(47,134)	(39,902)
Maturities and sales of securities	31,610	31,209
Purchase of restricted investments in bank stock	(600)	(2,583)
Redemption of restricted investments in bank stock	-	1,085
Net decrease (increase) in loans	10,614	(9,987)
Proceeds from sale of foreclosed real estate	4	8
Purchase of premises and equipment	(196)	(129)
Net cash used by investing activities	(5,702)	(1,025)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,094	(23,954)
Net increase in other short-term borrowings	18,675	26,825
Maturities of long-term borrowings	(20,000)	-
Dividends paid	(1,892)	(1,848)
Purchase of treasury stock	(306)	(1,411)
Net cash provided (used) by financing activities	3,571	(388)
Increase in cash and cash equivalents	362	498

Cash and cash equivalents at beginning of year	7,132	9,929

Cash and cash equivalents at end of quarter	$7,494	$10,427

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,650	$5,363

Income Taxes	$1,535	$940

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA and Ridge Properties, Inc.  All material inter-company transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2008, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2009 and the results of operations for the three and nine-month period ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

The corporation did not record a provision for the nine-month periods ended September 30, 2009 and September 30, 2008.

Description of changes:
(dollars in thousands)
	2009	2008

Allowance balance January 1	$1,821	$1,869

Provision charged to operating expenses	0	0
Recoveries on previously charged off loans	0	12
Loans charged off	(23)	(64)

Allowance balance September 30	$1,798	$1,817

Note 3   Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

September 30, 2009:
Obligations of states and political Subdivisions	$ 28,873	$ 1,120	$ (44)	$ 29,949
Mortgage-backed securities	97,910	5,877	-	103,787

$126,783	$6,997	$ (44)	$133,736

December 31, 2008:
Obligations of states and political Subdivisions	$ 2,700	$ 43	$ -	$ 2,743
Mortgage-backed securities	108,298	3,730	-	112,028

$110,998	$3,773	$ -	$114,771

The amortized cost and fair value of securities at September 30, 2009, by contractual maturities are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ -	$ -
Due after one year through five years	1,700	1,734
Due after five years through ten years	-	-
Due after ten years	27,173	28,215
Mortgage Backed Securities	97,910	103,787

$126,783	$133,736

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

(In Thousands)
September 30, 2009
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$ 2,959	$ (44)	$ -	$ -	$2,959	$ (44)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of September 30, 2009 there were two municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities. Management has the intent and ability to hold these securities until market recovery or maturity, therefore none of the unrealized losses on securities are deemed to be other than temporary.

At December 31, 2008, no securities held by the Corporation were in unrealized loss position.

Note 4   Comprehensive Income

The components of other comprehensive income and related tax effects for the three and nine month periods ended September 30, 2009 and 2008 are as follows: (dollars in thousands)

	For three months		For nine months
	Ended September 30		Ended September 30
	2009	2008	2009	2008
Net unrealized gains on
securities available for sale	$ 1,901	$ 1,778	$ 3,180	$ 531

Income tax effect	(646)	(605)	(1,081)	(180)
Net of tax amount	$ 1,255	$ 1,173	$ 2,099	$ 351

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or it’s subsidiary is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $448,000 automatically renews within the next twelve months and $2,152,000 will expire within thirteen to one hundred and nineteen months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the nine months ended September 30, 2009 and 2008 was 2,868,152 and 2,971,398 respectively.

Note 8   New Accounting Standards

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

          Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance.

In June 2009, FASB issued FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. As the Codification did not change GAAP, the adoption of ASC Topic 105 had no impact on First Commonwealth’s financial condition or results of operations.

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

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This restricted stock is carried at cost and as of September 30, 2009, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 10   Fair Value Disclosures

The Corporation adopted FASB ASC 820 “Fair Value Measurements” effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value.  There was no impact from the adoption of FASB ASC-820 on the amounts reported in the consolidated financial statements. FASB ASC-820 primary impact on the Corporation’s financial statements was to expand required disclosures pertaining to the methods used to determine fair values.

FASB ASC-820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC-820 are as follows:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical,unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement andunobservable (ie., supported with little or no market activity).

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at September 30, 2009 are as follows  (in thousands).

                 ( Level  1)                                                         (Level 2)                                  (Level 3)
  Quoted Prices                                           Significant Other                        Significant
                                                                                   In active Markets                                                Observable                           Unobservable
For Identical Assets                                                Inputs                                     Inputs

 Securities available for sale                                        -                                                        $      133,736                                                        -

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

   The following valuation techniques were used to measure fair value for available for sale securities as of September 30, 2009 and December 31, 2008

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

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended September 30, 2009 and December 31, 2008.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at September 30, 2009 are as follows  (in thousands).

     (Level 1)                                                       (Level 2)                                      (Level 3)
  Quoted Prices                                           Significant Other                            Significant
                                                    In active Markets                                                Observable                              Unobservable
For Identical Assets                                         Inputs                                       Inputs

Impaired Loans                                    -                                             -                              $  867

Impaired loans at September 30, 2009, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $986,000 with a valuation allowance of $119,000.

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

The decrease in impaired loans from December 31, 2008 to September 30, 2009 is due to changes in two loan relationships. One was upgraded, a  $2.8 million relationship, which had lost a sizable anchor tenant, resulting in a need for restructured terms of repayment.  Since year-end 2008, the borrower has been able to negotiate a favorable lease with a replacement tenant.  The other is a $265,000 loan that was downgraded due to the loan being restructured to interest only.

FASB ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

The carrying amounts and fair values of the Corporation’s financial instruments as of September 30, 2009 and December 31, 2008 are presented in the following table:

	September 30, 2009			December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$7,494	$7,494	$7,132	$7,132
Securities available for sale	133,736	133,736	114,771	114,771
Restricted investments in bank stock	4,567	4,567	3,967	3,967
Net loans receivable	203,491	205,192	214,112	222,442
Financial liabilities:
Deposits	$264,181	$259,615	$257,087	$258,190
Short-term borrowings	49,850	49,850	31,175	31,175
Long-term borrowings	10,000	10,162	30,000	30,585

Off-balance sheet financial instruments	-	-	-	-

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

Note 11 Subsequent Events

Commercial National Corporation has evaluated subsequent events through November 13, 2009, the date these financial statements were filed with the Securities and Exchange Commission. We have incorporated into these financial statements the effect of all material known events determined by ACS Topic 855, “Subsequent Events,” to be recognizable events.

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

OVERVIEW

The Corporation had net income of $3.6 million or $1.25 per share, for the nine months ended September 30, 2009 compared to $2.8 million or $0.94 per share for the nine months ended September 30, 2008. The Corporation’s return on average assets for the first nine months of 2009 and 2008 was 1.30% and 1.06%, respectively.  Return on average equity for the same two periods was 11.76% and 9.84%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2009 and 2008, net interest income was $11.3 million and $9.8 million, respectively.

The Federal Deposit Insurance Corporation’s emergency assessment amounted to five (5) basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $165,000. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009 of up to five (5) basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC would impact our earnings. In lieu of imposing a special assessment, the FDIC has adopted the proposal that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.

FINANCIAL CONDITION

The Corporation’s total assets increased by $9.9 million, or 2.8%, from December 31, 2008 to September 30, 2009.  Total cash and cash equivalents increased by $362,000.  Investment securities available for sale increased by $19.0 million, this increase in investments was mainly due to security purchases of $47.1 million, security maturities of $1.0 million, principal pay-downs of $30.6 million and market value increases of $3.2 million on the securities. Net loans outstanding decreased by $10.6 million.  The decrease in loans was mainly the result of declines in the following categories; $7.9 million in mortgages, $4.0 million in installment loans and a $376,000 decrease in tax-free loans.  These decreases were slightly offset by increases of $1.1 million in commercial loans and an $894,000 increase in construction mortgages.  The Corporation attributes the loan declines to consumer and commercial customers being cautious in 2009.

The Corporation’s total deposits increased $7.1 million from December 31, 2008 to September 30, 2009. The non-interest bearing deposits increased by $9.2 million and the interest-bearing deposits decreased by $2.1 million. The increase in non-interest bearing deposits is a result of customers maintaining higher average balances in demand accounts.  The decline in the interest-bearing deposits was due to decreases in certificates of deposits of $10.8 million. These decreases in certificates were offset by increases of $4.0 million in money market funds and a $3.4 million increase in savings accounts. The Corporation made the decision during the first nine months not to match higher rates on certificates of deposits, which resulted in the decrease in certificate balances.

Shareholders' equity was $42.6 million on September 30, 2009 compared to $39.1 million on December 31, 2008. Total shareholders equity increased due to following; $3.6 million in net income, a $2.1 million increase in other comprehensive income due to increases in fair value of securities available for sale, a  $306,000 decrease from the purchase of treasury stock and the $1.9 million decrease from cash dividends paid to shareholders. Book value per common share increased from $13.56 at December 31, 2008 to $14.88 at September 30, 2009.

RESULTS OF OPERATIONS

First Nine Months of 2009 as compared to the First Nine Months of 2008

Net income for the first nine months of 2009 was $3.6 million compared to $2.8 million for the same period of 2008, representing a 28.34% increase.  The increase is primarily due to lower market costs for interest bearing deposits and Federal Home Loan borrowings in 2009 compared with 2008.

Interest income for the nine months ended September 30, 2009 was $14.7 million, an increase of 0.86% from interest income of $14.6 million for the nine months ended September 30, 2008. Loan income for the nine months ended September 30, 2009 was $9.1 million compared to $9.9 million in 2008.  The decrease in loan income was due to lower average loan balances in 2009 compared to 2008. Loan averages in 2009 were $10.8 million lower than 2008. In addition, loan yields for the first nine months of 2009 decreased eighteen  (18) basis points to 5.80%. This decrease in the loan yield is due to lower market rates for new loans in 2009.  Investment income from securities increased $900,000 or 19.07% for the first nine months of 2009 compared with the same period of 2008. Investment income increased due to a $22.8 million or 21.57% increase in average outstanding investments in 2009 compared with 2008. The yield on the securities portfolio in 2009 decreased twelve (12) basis points to 5.83%.  The yield on total average earning assets for the first nine months of 2009 and 2008 was 5.81% and 5.97%, respectively.

Total interest expense of $3.4 million for the first nine months of 2009 decreased by $1.4 million or 29.45% compared with the same period of 2008.  The average interest bearing liabilities in 2009 were $255 million, an increase of $9.0 million or 3.67% over 2008 averages.  Interest on deposits decreased $1.4 million or 36.10% in 2009 compared to 2008. The cost of certificates of deposits decreased by $1.3 million in 2009 compared with 2008. The decrease was due a decline of  $18.4 million in certificates of deposit average balances in 2009 compared with 2008 and lower market cost for the certificates in 2009 compared with 2008.  The expense on short-term borrowings decreased  $233,000 from the first nine months of 2009 compared to the same period in 2008.  Long-term borrowing expense increased $172,000 to $839,000 in 2009.  The corporation increased short and long-term borrowings from the FHLB to offset the decreases in interest bearing deposit accounts and to fund the increase in investments available for sale. The cost of the FHLB advances decreased significantly in 2009 compared with 2008. The average cost of interest-bearing liabilities for the first nine months of 2009 was 1.77%, an eighty-three (83) basis points decrease from the same period in 2009.  These factors led to the decrease in interest expense for the first nine months of 2009.

As a result of the foregoing, net interest income for the first nine months of 2009 was $11.3 million compared to $9.8 million for the first nine months of 2008.

The Corporation did not record any loan loss provision expense in either of the nine-month periods ending September 30, 2009 or September 30, 2008.

Non-interest income for the first nine months of 2009 was $2.3 million, a decrease of $77,000 from non-interest income for the first nine months of 2008.  The $77,000 decrease is the result of the following; asset management and trust income declined by $60,000 and service charges on deposit accounts decreased by $35,000. Other service charges and fees increased by $17,000. The decrease in asset management and trust is due to lower market values on assets under management, the decrease in other service charges is due a lower volume of overdrafts and related fees.

Non-interest expense for the first nine months of 2009 was $8.6 million, an increase of $350,000 or 4.25% from non-interest expense for the first nine months of 2008. The major change in 2009 was the $337,000 increase in FDIC expense compared with 2008. This increase was the result of the FDIC insurance costs increasing $172,000 in 2009 compared with 2008 and the FDIC special assessment of $165,000 in 2009.  Personnel costs decreased $16,000, net occupancy increased $67,000, furniture and equipment expense decreased  $37,000. Legal and professional fees decreased by $9,000 and other expenses increased slightly by $24,000.

Federal income tax for the first nine months of 2009 was $1.4 million compared to $1.1 million for the same period in 2008. The effective tax rates for the first nine months of 2009 and 2008 were 28.35% and 28.26%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt loans, securities, and bank owned life insurance.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

The Corporation’s net income for the three months ended September 30, 2009 was $1.3 million, compared to $1.0 million for the same period of 2008, representing a 23.51% increase.  Net income was higher due to higher total interest income and lower interest expense in 2009 compared to 2008.

Interest income for the three months ended September 30, 2009 was $4.8 million, an increase of $114,000 compared with the three months ended September 30, 2008. Security income increased $348,000 or 23.18% in 2009 compared to 2008.  This increase in security income was due a $30 million increase in average investment securities balances for the three months ending September 30, 2009 compared with same period 2008.  The investments yielded 5.59% for the three months ended September 30, 2009 compared to 5.88% for the same period in 2008. Loan income decreased $234,000 or 7.28% for the three months ending September 30, 2009 compared with same period 2008. The decrease was due to both a decrease in average loan outstanding and a decrease in loan yields. Loan outstanding averages in 2009 were $10.78 million lower than 2008. The loan yield decreased fourteen  (14) basis points to 5.80% from 5.94%.

Interest expense during the third quarter of 2009 was $1.0 million, or $314,000 less when compared to the third quarter of 2008.  The interest bearing liability cost decreased to 1.66%, a sixty-three (63) basis points decrease from third quarter of 2008. The interest expense has declined due to lower market rates on certificate of deposits and lower cost for short and long term FHLB advances.  The average interest bearing liabilities increased  $14.7 million in the third quarter of 2009 compared with 2008.

As a result of the foregoing, net interest income increased $428,000 or 12.72% to $3.8 million during the third quarter of 2009 and yielded 4.11% of average total assets compared to 3.91% during the same period a year ago.

The Corporation recorded no provision for loan losses for the third quarter of 2009 and 2008, respectively.

Non-interest income decreased by $43,000 or 5.42%, to $750,000 during the third quarter of 2009 compared with 2008. Asset management and trust income decreased $34,000 due to lower market values for assets under management. The service charges on deposit accounts decreased $10,000, other service charges and fees increased $16,000, and bank owned life insurance income decreased $17,000 due to lower interest rates paid on the cash surrender values.

Non-interest expense increased $114,000 during the third quarter of 2009, a 4.20% increase from the same period in 2008. Personnel costs increased by $17,000, occupancy cost increased $39,000 primarily due to a $33,000 increase in repair and maintenance costs, furniture and fixture costs decreased $20,000, mainly due to a $15,000 decrease in equipment depreciation cost.  Legal and professional costs decreased for the three-month period in 2009 by $11,000 compared to same period 2008. FDIC insurance expense increased by $79,000 due to higher FDIC assessment rates in 2009. Other expenses increased by $16,000.

Federal income tax on third quarter 2009 earnings was $449,000 compared to $419,000 a year ago. The third quarter effective tax rates for 2009 and 2008 were 26.18% and 29.02%, respectively. The effective tax rate decreased due to higher municipal bond balances in 2009 compared with 2008.

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

The statement of cash flows for the first nine months of 2009 indicates cash provided by the increase in deposits and the cash provided by the decrease in loans was used to purchase investment securities.

As of September 30, 2009, the Corporation had available funding of approximately $65 million at the FHLB, with an additional $19 million of short term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of September 30, 2009 was $120 million, with $55 million borrowed resulting in the $65 million as available.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation’s financial statements do not reflect off balance sheet arrangements that consist of commitments to purchase securities or commitments to extend credit. The Corporation has entered into agreements to purchase $3.75 million in municipal bond securities with settlement dates in October 2009. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, which the Corporation obtains from the customer upon extension of credit, is based on management's credit evaluation of the customer or other obligor.  The types of collateral obtained by the Corporation may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase securities as of September 30, 2009 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$33,452
Standby letters of credit	448
Financial standby letters of credit	2,152
Commitments to purchase securities
Commitments to purchase municipal bond securities	3,750

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2009 to the loan quality as of December 31, 2008. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Nine month ended	At or For the Year ended
	September 30, 2009	December 31, 2008
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$331	$29
Past due loans > 90 days	-	-
Renegotiated loans	979	3,566
Total non-performing loans	1,310	3,595
Foreclosed real estate	610	614

Total non-performing assets	$1,920	$4,209

Loans outstanding at end of period	$205,289	$215,933
Average loans outstanding (year-to-date)	$209,097	$219,000

Non-performing loans as a percent of total loans	0.64%	1.66%
Provision for loan losses	$0	$15
Net charge-offs	$23	$63
Net charge-offs as a percent of average loans	0.01%	0.03%
Provision for loan losses as a percent of net charge-offs	0.00%	23.81%
Allowance for loan losses	$1,798	$1,821
Allowance for loan losses as a percent of average loans outstanding	0.86%	0.83%

As of September 30, 2009, $42,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The majority of renegotiated loans as of December 31, 2008 were two loan relationships, a $2.8 million loan relationship and a $715,000 loan relationship. These two renegotiated loan relationships are involved in the retail segment.  The $2.8 million relationship lost a sizable anchor tenant, resulting in a need for restructured terms of repayment.  Since year-end 2008, the borrower has been able to negotiate a favorable lease with a replacement tenant, therefore the loan has since returned to a current market rate and is no longer under restructured terms. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of September 30, 2009, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 17.97% and 18.83% respectively. The leverage ratio was 10.38%.

The table below represents the Bank’s capital position at September 30, 2009
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 37,649	17.97%
Tier I Capital Requirement	8,380	4.00

Total Equity Capital	$ 39,447	18.83%
Total Equity Capital Requirement	16,760	8.00

Leverage Capital	$ 37,649	10.38%
Leverage Requirement	14,510	4.00

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

The September 30, 2009 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will decrease 2.4% if rates rise 100 bps, will decrease 6.2% if rates rise 200 bps and projects a 10.5% decrease of net interest income if rates rise 300 bps.  If rates decrease 100 bps, the model projects no change in net interest income, a 1.1% decrease if rates decrease 200 bps and if rates decrease 300 bps, the model projects net interest income will decrease 2.5%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter-ended September 30, 2009.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from          time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization                through September 30, 2009, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1- July 31	1,000	15.30	1,000	114,826
August 1 – August 31	0	0	0	114,826
September 1- September 30	0	0	0	114,826
Total	1,000	15.30	1,000	114,826

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 13, 2009	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 13, 2009	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer