Form 10-Q
period 2010-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2010-05-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company( as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]Yes                           [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT MAY 1, 2010
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	133

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	177

ITEM 4.Controls and Procedures	188

ITEM 4T.Controls and Procedures	188

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and due from banks	$5,535	$6,610
Interest bearing deposits with banks	48	131
Total cash and cash equivalents	5,583	6,741

Investment securities available for sale	141,943	138,918
Restricted investments in bank stock	4,567	4,567

Loans receivable	200,095	205,092
Allowance for loan losses	(1,723)	(1,722)
Net loans	198,372	203,370

Premises and equipment, net	3,539	3,548
Investment in life insurance	15,042	14,921
Other assets	4,155	3,939

Total assets	$373,201	$376,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$73,749	$74,260
Interest bearing	203,708	195,470
Total deposits	277,457	269,730

Short-term borrowings	37,575	48,850
Long- term borrowings	10,000	10,000
Other liabilities	3,681	3,932
Total liabilities	328,713	332,512

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,860,953
shares outstanding in 2010 and 2009	7,200	7,200
Retained earnings	44,944	44,223
Accumulated other comprehensive income	4,888	4,613
Treasury stock, at cost, 739,247 shares in 2010 and 2009	(12,544)	(12,544)
Total shareholders' equity	44,488	43,492

Total liabilities and
shareholders' equity	$373,201	$376,004

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2010	2009
	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,920	$3,089
Interest and dividends on investments:
Taxable	1,323	1,923
Exempt from federal income tax	448	13
Other	1	1
Total interest income	4,692	5,026

INTEREST EXPENSE
Interest on deposits	650	869
Interest on short-term borrowings	41	58
Interest on long- term borrowings	59	285
Total interest expense	750	1,212

NET INTEREST INCOME	3,942	3,814
PROVISION FOR LOAN LOSSES	-	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,942	3,814

OTHER INCOME
Asset management and trust income	212	247
Service charges on deposit accounts	127	139
Other service charges and fees	207	202
Income from investment in life insurance	121	121
Other income	46	50
Total other income	713	759

OTHER EXPENSES
Salaries and employee benefits	1,519	1,434
Net occupancy expense	227	208
Furniture and equipment expense	142	123
Pennsylvania shares tax	126	130
Legal and professional	124	123
FDIC Insurance	82	11
Other expense	707	734
Total other expenses	2,927	2,763

INCOME BEFORE INCOME TAXES	1,728	1,810
Income tax expense	378	541

NET INCOME	$1,350	$1,269

Average shares outstanding	2,860,953	2,876,191

EARNINGS PER SHARE, BASIC	$0.47	$0.44

Dividend declared per share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2009	$7,200	$44,223	$(12,544)	$4,613	$43,492

Comprehensive Income
Net income	-	1,350	-	-	1,350

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	275	275
Total Comprehensive Income					1,625

Cash dividends declared
$0.22 per share	-	(629)	-	-	(629)

Balance at March 31, 2010	$7,200	$44,944	$(12,544)	$4,888	$44,488

(unaudited)
Balance at December 31, 2008	$7,200	$41,616	$(12,238)	$2,490	$39,068

Comprehensive Income
Net income	-	1,269	-	-	1,269

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	1,257	1,257
Total Comprehensive Income					2,562

Cash dividends declared
$0.22 per share	-	(631)	-	-	(631)

Treasury shares purchased	-	-	(127)	-	(127)

Balance at March 31, 2009	$7,200	$42,254	$(12,365)	$ 3,747	$40,836

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2010	2009

OPERATING ACTIVITIES
Net income	$1,350	$1,269
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	102	100
Amortization of intangibles	24	24
Net accretion of loans and securities	(32)	(110)
Income from investment in life insurance	(121)	(121)
Increase in other assets	(241)	(421)
Decrease in other liabilities	(393)	(239)
Net cash provided by operating activities	689	502

INVESTING ACTIVITIES
Purchase of securities	(11,686)	(19,960)
Maturities and calls of securities	9,114	9,204
Purchase of restricted investments in bank stock	-	(600)
Net decrease in loans	4,994	5,272
Proceeds from sale of foreclosed real estate	1	2
Purchase of premises and equipment	(93)	(142)
Net cash provided by (used in) investing activities	2,330	(6,224)

FINANCING ACTIVITIES
Net increase in deposits	7,727	6,229
Increase (decrease) in short-term borrowings	(11,275)	3,825
Dividends paid	(629)	(631)
Purchase of treasury stock	-	(127)
Net cash provided by (used in) financing activities	(4,177)	9,296
Increase (decrease) in cash and cash equivalents	(1,158)	3,574

Cash and cash equivalents at beginning of year	6,741	7,132

Cash and cash equivalents at end of quarter	$5,583	$10,706

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$783	$1,272

Income Taxes	$500	$510

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual consolidated financial statements of the Corporation for the year ended December 31, 2009, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position as of March 31, 2010 and the results of operations for the three-month period ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

Reclassifications
     Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.  Such classifications had no effect on consolidated net income or changes in shareholders’ equity.

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

The corporation did not record a provision for the three-month periods ended March 31, 2010 and 2009.

Description of changes:
(dollars in thousands)
	2010	2009

Allowance balance January 1	$1,722	$1,821

Provision charged to operating expenses	0	0
Recoveries on previously charged off loans	1	0
Loans charged off	0	(15)

Allowance balance March 31	$1,723	$1,806

The following table presents a comparison of loan quality as of March 31, 2010 with that as of December 31, 2009. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At	At
	March 31, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$250	$261
Past due loans > 90 days	-	-
Renegotiated loans	969	979
Total non-performing loans	1,219	1,240
Foreclosed real estate	638	639
Total non-performing assets	$1,857	$1,879

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

March 31, 2010:

Obligations of states and political subdivisions	$ 51,617	$1,268	$ (84)	$ 52,801
Mortgage-backed securities	82,920	6,222	-	89,142

	$134,537	$7,490	$ (84)	$141,943
December 31, 2009:

Obligations of states and political subdivisions	$ 41,629	$ 975	$ (241)	$ 42,363
Mortgage-backed securities	90,300	6,255	-	96,555

$131,929	$7,230	$ (241)	$138,918

The amortized cost and fair value of securities at March 31, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	51,617	52,801
Mortgage Backed Securities	82,920	89,142

$134,537	$141,943

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010:

(In Thousands)
March 31, 2010
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of states and political subdivisions	$10,775	$ (84)	$ -	$ -	$10,775	$ (84)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of March 31, 2010 there were seven municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities.

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009:

(In Thousands)
December 31, 2009
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of states and political subdivisions	$12,900	$ (241)	$ -	$ -	$12,900	$ (241)

Note 4   Comprehensive Income

The components of other comprehensive income and related tax effects for the three month periods ended March 31, 2010 and 2009 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2010	2009
Net unrealized gains on
securities available for sale	$ 417	$ 1,904

Tax effect	(142)	(647)
Net of tax amount	$ 275	$ 1,257

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $425,000 automatically renews within the next twelve months and $2,152,000 will expire within thirteen to one hundred and thirteen months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2010 and 2009 was 2,860,953 and 2,876,191 respectively.

Note 8   New Accounting Standards

ASU 2010-06

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  Adoption of this ASU did not have a material impact on the Corporation’s financial condition or results of operation.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This restricted stock is carried at cost and as of March 31, 2010, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB's capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at March 31, 2010.

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 10   Fair Value Measurements and Fair Value of Financial Instruments

The Corporation adopted FASB ASC 820 “Fair Value Measurements” effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value.  There was no impact from the adoption of FASB ASC-820 on the amounts reported in the consolidated financial statements. The primary impact of FASB ASC-820 on the Corporation’s financial statements was to expand required disclosures pertaining to the methods used to determine fair values.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2010 are as follows  (in thousands).

                    ( Level  1)                                                      (Level 2)                                                      (Level 3)
  Quoted Prices                                           Significant Other                                            Significant
                                                          In Active Markets                                             Observable                                            Unobservable
For Identical Assets                                              Inputs                                                     Inputs

 Securities available for sale                               -                                                      $      141,943                                                     -

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2009 are as follows (in thousands).

                    (Level 1)                                                           (Level 2)                                                   (Level 3)
  Quoted Prices                                           Significant Other                                            Significant
                                                            In Active Markets                                              Observable                                             Unobservable
  For Identical Assets                                             Inputs                                                      Inputs

     Securities available for sale                                              -                                                            $     138,918                                                       -

The following valuation techniques were used to measure fair value for available for sale securities as of March 31, 2010 and December 31, 2009

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

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended March 31, 2010 and December 31, 2009.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2010 are as follows  (in thousands).

             (Level 1)                                        (Level 2)                                            (Level 3)
         Quoted Prices                                     Significant Other                                                    Significant
                                            In Active Markets                                    Observable                                                Unobservable
        For Identical Assets                                     Inputs                                               Inputs

    Impaired Loans                                             -                                        -                          $    852

Impaired loans at March 31, 2010, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $969,000 with a valuation allowance of $117,000.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2009 are as follows  (in thousands).

          (Level 1)                                        (Level 2)                                            (Level 3)
        Quoted Prices                                    Significant Other                                                   Significant
                                                 In Active Markets                                     Observable                                                    Unobservable
      For Identical Assets                                         Inputs                                               Inputs

    Impaired Loans                                               -                                        -                          $    866

Impaired loans at December 31, 2009, which are measured using the fair value of the collateral less estimated costs to sell for collateral dependent loans, had a carrying amount of  $985,000 with a valuation allowance of $119,000.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following table:

	March 31, 2010			December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$5,583	$5,583	$6,741	$6,741
Securities available for sale	141,943	141,943	138,918	138,918
Restricted investments in bank stock	4,567	4,567	4,567	4,567
Net loans receivable	198,372	198,288	203,370	203,553
Accrued interest receivable	1,398	1,398	1,456	1,456
Financial liabilities:
Deposits	$277,457	$271,805	$269,730	$264,300
Short-term borrowings	37,575	37,575	48,850	48,850
Long-term borrowings	10,000	10,178	10,000	10,139
Accrued interest payable	417	417	451	451

Off-balance sheet financial instruments	-	-	-	-

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

Note 11 Subsequent Events

Commercial National Corporation has evaluated subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission.  We have incorporated into these consolidated financial statements the effect of all material known events determined by ASC Topic 855, “Subsequent Events,” to be recognizable events.

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2009 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

 The Corporation had net income of $1.4 million or $0.47 per share, for the first quarter ended March 31, 2010 compared to $1.3 million or $0.44 per share for the quarter ended March 31, 2009. The Corporation’s return on average assets for the first quarter of 2010 and 2009 was 1.45% and 1.37%, respectively.  Return on average equity for the same two periods was 12.31% and 12.76%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2010 and 2009, net interest income was $3.9 million and $3.8 million, respectively.

The Corporation began purchasing municipal bonds in the middle of 2009, these purchases of tax-free municipals has significantly lowered the corporations effective tax rate in 2010.  In 2009 the effective tax was rate 29.9% for the first three months, compared with 21.9% for the first three months of 2010.

FINANCIAL CONDITION

The Corporation’s total assets decreased by $2.8 million, or 0.75% from December 31, 2009 to March 31, 2010.  Investments Available for Sale increased by $3.0 million. The increase in investments was mainly due to the purchase of $11.7 million in tax-free municipal bonds, principal pay-downs on mortgage backed securities of $7.4 million, $1.7 million in calls on municipal bonds and $417,000 increase in the fair value of the securities.  Net loans outstanding decreased by $5.0 million.  The decrease in loans was a result of declines in the following categories; $500,000 in commercial loans, $1.0 million in commercial mortgages, $1.1 million in installment loans and $2.1million in mortgages. The Corporation attributes the loan declines to consumer and commercial customers being cautious during the first quarter of 2010.

The Corporation’s total deposits increased $7.7 million from December 31, 2009 to March 31, 2010.  Non-interest bearing deposits decreased by $511,000 and interest-bearing deposits increased by $8.2 million. The increase in interest-bearing deposits was mainly due to a $6.4 million increase in money market accounts, a $2.1 million increase in savings accounts and a $1.1 million increase in NOW accounts.  These increases were offset by a $1.3 million decline in certificate of deposits and a $228,000 decrease in individual retirement accounts.  The Corporation attributes the increase in deposit accounts due to customers maintaining higher average balances in their money market, NOW and savings accounts.

Shareholders' equity was $44.5 million on March 31, 2010 compared to $43.5 million on December 31, 2009. Total shareholders equity increased due to the $1.4 million in net income and a $275,000 increase in other comprehensive income due to increases in fair value of securities available for sale. These increases were offset by $629,000 in dividends paid to shareholders.   Book value per common share increased from  $15.20 at December 31, 2009 to $15.55 at March 31, 2010.

RESULTS OF OPERATIONS

First Three Months of 2010 as compared to the First Three Months of 2009

Net income for the first three months of 2010 was $1.4 million compared to $1.3 million for the same period of 2009, representing a 6.38% increase. The increase in net income in 2010 is mainly due to lower interest expense on liabilities in 2010 compared with 2009, as noted below.

Interest income for the three months ended March 31, 2010 was $4.7 million, compared with $5.0 million for the three months ending March 31, 2009. Loan income decreased in 2010 due to average loan balances decreasing 4.77% in 2010 compared with 2009 and slightly lower yields. The yield on the loan portfolio for the first three months of 2010 decreased four (4) basis points to 5.76% from 5.80% in 2009.  The security portfolio of the Corporation is significantly different in composition for the first three months of 2010 compared with 2009. The Corporations average balance for tax-free municipal bonds was $42.2 million in 2010 compared with $1.0 million in 2009.  These bonds provided a significant benefit of decreasing the corporations overall tax rate in 2010. Security income for the three months ended March 31, 2010 was $1.8 million, a decrease of 8.52% or $165,000 in comparison to security income in 2009.  The average securities balances increased 5.45% in 2010 compared to 2009. The yield on total average earning assets for the first three months of 2010 decreased thirty-four  (34) basis points to 5.55% compared to 2009.

Total interest expense of $750,000 for the first three months of 2010 decreased by $462,000 or 38.11% from the first three months of 2009. In the first quarter of 2010, the average interest-bearing liabilities balances decreased 3.29% and the cost of these liabilities decreased to 1.18% in 2010 from 1.85% in 2009.  The cost of interest-bearing liabilities declined in 2010 due to lower market rates for certificates of deposit. In addition the Corporation’s FHLB borrowing costs declined due the maturity of an advance that was replaced at a significantly lower short-term rate.

As a result of the foregoing, net interest income for the first three months of 2010 was $3.9 million compared to $3.8 million for the first three months of 2009.

The Corporation did not record a provision for loan losses for the three months ended March 31, 2010, or March 31, 2009. The Corporation’s high credit quality and the decrease in loan balances led to the determination that no provision was necessary for the first three months of 2010.

Non-interest income for the first three months of 2010 was $713,000, a decrease from $759,000 for first three months of 2009.  Asset management and trust income declined by $35,000 mainly due to the following; the fees on sweep accounts decreased by $22,000 due to the current low yield environment on these products, estate settlement fees declined by $21,000 in 2010 compared to 2009 and mutual fund commissions declined by $9,000 in 2010 compared to 2009.  These decreases were offset by an increase in managed asset revenue of $17,000.    Service charges on deposit accounts decreased by $12,000 and other service charges increased by $5,000.

Non-interest expense for the first three months of 2010 was $2.9 million compared with $2.8 million in 2009. Personnel costs increased $85,000 due to higher wages in 2010, net occupancy increased $19,000, furniture and equipment expense increased $19,000. The increases in occupancy and furniture and equipment can be attributed to the opening of one additional branch in the fall of 2009.  PA shares tax decreased slightly by $4,000 and legal and audit increased slightly by $1,000. The FDIC insurance expense increased by $71,000 due to an increase in FDIC assessment fees in the second quarter of 2009. Other expenses decreased by $27,000.

Federal income tax for the first three months of 2010 was $378,000 compared to $541,000 for the same period in 2009. The effective tax rates for the first three months of 2010 and 2009 were 21.87% and 29.89%, respectively. The reduction in the effective tax rate for the first quarter of 2010 is the result of a higher percentage of municipal bonds in the investment portfolio.

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

The statement of cash flows for the first three months of 2010, indicates cash was provided by the decrease in loan balances, the maturities and calls of securities and the increase in deposits. These sources of cash were used to purchase securities and pay down short-term borrowings.

As of March 31, 2010, the Corporation had available funding of approximately $75 million at the FHLB, with an additional $20 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of March 31, 2010 was $120 million, with $45 million borrowed resulting in the $75 million as available.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2010 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$32,956
Standby letters of credit	425
Financial standby letters of credit	2,152

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2010 with that as of December 31, 2009. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Three months ended	At or For the Year ended
	March 31, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$250	$261
Past due loans > 90 days	-	-
Renegotiated loans	969	979
Total non-performing loans	1,219	1,240
Foreclosed real estate	638	639

Total non-performing assets	$1,857	$1,879

Loans outstanding at end of period	$200,095	$205,092
Average loans outstanding (year-to-date)	$202,823	$207,972

Non-performing loans as a percent of total loans	0.61%	0.60%
Provision for loan losses	$0	$0
Net charge-offs	$(1)	$99
Net charge-offs as a percent of average loans	0.00%	0.05%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,723	$1,722
Allowance for loan losses as a percent of average loans outstanding	0.86%	0.83%

As of March 31, 2010, $84,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The renegotiated loan total comprises two loan relationships, one involved in the retail segment and one in public protection. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2010, the gross amount of interest that would have been recorded on non-accrual loans would have been $3,000.  The actual interest reflected in income on these loans was $1,000.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2010, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 18.55% and 19.37% respectively. The leverage ratio was 10.74%.

The table below presents the Bank’s capital position at March 31, 2010
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$39,295	18.55%
Tier I Capital Requirement	8,472	4.00

Total Equity Capital	$41,018	19.37%
Total Equity Capital Requirement	16,944	8.00

Leverage Capital	$39,295	10.74%
Leverage Requirement	14,633	4.00

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

The March 31, 2010 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will decrease 2.0% if rates rise 100 bps, will decrease 5.3% if rates rise 200 bps and projects a 9.1% decrease of net interest income if rates rise 300 bps.  If rates decrease 100 bps, the model projects a 0.3% decrease in net interest income, a 1.6% decrease if rates decrease 200 bps and if rates decrease 300 bps, the model projects net interest income will decrease 3.1%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from          time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization                through March 31, 2010. There were no shares purchased during the first quarter 2010, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1- January 31	0	0	0	114,826
February 1 - February 28	0	0	0	114,826
March 1- March 31	0	0	0	114,826
Total	0	0	0

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      RESERVED

ITEM 5.                      OTHER INFORMATION

                        Not applicable

 EXHIBITS

Exhibit Number	Description	Page Number or Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-Laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the special meeting of shareholders held September 18, 1990

3.4	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held on April 15, 1997

3.6	Amendment to Articles of Incorporation	Exhibit A to definitive Proxy Statement filed for the meeting of shareholders held September 21, 2004

3.8	Amendment to the Bylaws of Registrant	Exhibit 3.8 to Form 10-Q for the quarter ended September 30, 2004

10.1	Amended and Restated Employment agreement between Gregg E. Hunter and Commercial Bank & Trust of PA	Exhibit 10.1 to Form 10-K for the yesr ended December 31, 2008

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K for the year ended December 31, 2003

10.4	Stock Purchase Agreement between the Corporation and all of the Shareholders of Ridge Properties, Inc.	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2008

10.5	Change in Certifying Accountant	Exhibit 10.5 to Form 10-K for the year ended December 31, 2009

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 13, 2010	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 13, 2010	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer