Form 10-Q
period 2010-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2010-08-12
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]YES                           [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT August 1, 2010
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4.Controls and Procedures	19

ITEM 4T.Controls and Procedures	19

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and due from banks	$6,106	$6,610
Interest bearing deposits with banks	28	131
Total cash and cash equivalents	6,134	6,741

Investment securities available for sale	138,766	138,918
Restricted investment in bank stock	4,567	4,567

Loans receivable	197,998	205,092
Allowance for loan losses	(1,694)	(1,722)
Net loans	196,304	203,370

Premises and equipment, net	3,449	3,548
Investment in life insurance	15,164	14,921
Other assets	4,039	3,939

Total assets	$368,423	$376,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$74,542	$74,260
Interest bearing	199,837	195,470
Total deposits	274,379	269,730

Short-term borrowings	34,650	48,850
Long-term borrowings	10,000	10,000
Other liabilities	3,918	3,932
Total liabilities	322,947	332,512

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
2,860,953 shares outstanding in 2010 and 2009	7,200	7,200
Retained earnings	45,695	44,223
Accumulated other comprehensive income	5,125	4,613
Treasury stock, at cost, 739,047 shares in 2010 and 2009	(12,544)	(12,544)
Total shareholders' equity	45,476	43,492

Total liabilities and
shareholders' equity	$368,423	$376,004

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$2,854	$3,021	$5,774	$6,110
Interest and dividends on investments:
Taxable	1,165	1,798	2,488	3,721
Exempt from federal income taxes	590	33	1,038	46
Other	1	1	2	2
Total interest income	4,610	4,853	9,302	9,879

INTEREST EXPENSE:
Interest on deposits	633	805	1,283	1,674
Interest on short-term borrowings	36	47	77	105
Interest on long-term borrowings	59	288	118	573
Total interest expense	728	1,140	1,478	2,352

NET INTEREST INCOME	3,882	3,713	7,824	7,527
PROVISION FOR LOAN LOSSES	-	-	-	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,882	3,713	7,824	7,527

OTHER OPERATING INCOME:
Asset management and trust income	217	242	429	489
Service charges on deposit accounts	136	144	263	283
Other service charges and fees	184	176	391	378
Income from investment in life insurance	122	121	243	243
Other income	40	44	86	94
Total other operating income	699	727	1,412	1,487

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,490	1,397	3,009	2,831
Net occupancy	199	201	426	409
Furniture and equipment expense	135	130	277	253
Pennsylvania shares tax	126	126	252	256
Legal and professional	115	121	239	244
FDIC insurance	85	261	167	272
Other expenses	720	710	1,427	1,445
Total other operating expenses	2,870	2,946	5,797	5,710

INCOME BEFORE INCOME TAXES	1,711	1,494	3,439	3,304
Income tax expense	330	433	708	974

NET INCOME	$1,381	$1,061	2,731	$2,330

Average Shares Outstanding	2,860,953	2,867,349	2,860,953	2,871,745

EARNINGS PER SHARE, BASIC	$0.48	$0.37	$0.95	$0.81

Dividends Declared Per Share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2009	$7,200	$44,223	$(12,544)	$4,613	$43,492

Comprehensive Income
Net income	-	2,731	-	-	2,731

Other comprehensive gain, net of tax and reclassification adjustment:
Unrealized net gains on securities	-	-	-	512	512
Total Comprehensive income					3,243

Cash dividends declared
$0.44 per share	-	(1,259)	-	-	(1,259)

Balance at June 30, 2010	$7,200	$45,695	$(12,544)	$ 5,125	$45,476

Balance at December 31, 2008	$7,200	$41,616	$(12,238)	$2,490	$39,068

Comprehensive Income
Net income	-	2,330	-	-	2,330

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	844	844
Total Comprehensive income					3,174

Cash dividends declared
$0.44 per share	-	(1,262)	-	-	(1,262)
Treasury shares purchased	-	-	(291)	-	(291)

Balance at June 30, 2009	$7,200	$42,684	$(12,529)	$ 3,334	$40,689

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2010	2009

OPERATING ACTIVITIES
Net income	$2,731	$2,330
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	209	200
Loss on sale of securities	5	-
Amortization of intangibles	49	49
Net accretion of loans and securities	(86)	(196)
Income from investment in life insurance	(243)	(243)
(Increase) in other assets	(71)	(198)
(Decrease) in other liabilities	(278)	(170)
Net cash provided by operating activities	2,316	1,772

INVESTING ACTIVITIES
Purchase of securities	(21,754)	(34,154)
Maturities and calls of securities	22,766	20,455
Purchase of restricted investments in bank stock	-	(600)
Net decrease in loans	6,982	9,522
Proceeds from sale of foreclosed real estate	2	3
Purchase of premises and equipment	(109)	(166)
Net cash provided by (used in) investing activities	7,887	(4,940)

FINANCING ACTIVITIES
Net increase in deposits	4,649	7,107
(Decrease) increase in other short-term borrowings	(14,200)	450
Dividends paid	(1,259)	(1,262)
Purchase of treasury stock	-	(291)
Net cash provided by (used in) financing activities	(10,810)	6,004
(Decrease) increase in cash and cash equivalents	(607)	2,836

Cash and cash equivalents at beginning of year	6,741	7,132

Cash and cash equivalents at end of quarter	$6,134	$9,968

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,533	$2,446

Income Taxes	$800	$1,160

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA (the “Bank”) and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2009, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2010 and the results of operations for the three and six-month period ended June 30, 2010 and 2009. The results of operations for the three and six- months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

The corporation did not record a provision for the six-month period ended June 30, 2010 and 2009.

Description of changes:
(dollars in thousands)
	2010	2009

Allowance balance January 1	$1,722	$1,821

Provision charged to operating expenses	0	0
Recoveries on previously charged off loans	2	0
Loans charged off	(30)	(23)

Allowance balance June 30	$1,694	$1,798

The following table presents a comparison of loan quality as of June 30, 2010 with that as of December 31, 2009. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Six-months ended	At or For the Year ended
	June 30, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$143	$261
Past due loans > 90 days	-	-
Renegotiated loans	958	979
Total non-performing loans	1,101	1,240
Foreclosed real estate	717	639
Total non-performing assets	$1,818	$1,879

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

June 30, 2010:

Obligations of states and political subdivisions	$ 61,201	$1,573	$ (140)	$ 62,634
Mortgage-backed securities	69,800	6,332	-	76,132

	$ 131,001	$7,905	$ (140)	$138,766
December 31, 2009:

Obligations of states and political subdivisions	$ 41,629	$ 975	$ (241)	$ 42,363
Mortgage-backed securities	90,300	6,255	-	96,555

$131,929	$ 7,230	$ (241)	$ 138,918

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	61,201	62,634
Mortgage Backed Securities	69,800	76,132

$131,001	$138,766

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and the Corporation assesses whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of June 30, 2010 there were eleven (11) municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not due to deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities.

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

June 30, 2010
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$11,706	$ (140)	$ -	$ -	$11,706	$ (140)

December 31, 2009
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$12,900	$ (241)	$ -	$ -	$12,900	$ (241)

Note 4   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six-month periods ended June 30, 2010 and 2009 are as follows: (dollars in thousands)

	For three-months		For six-months
	ended June 30		ended June 30
	2010	2009	2010	2009
Unrealized gains (losses) on
securities available for sale	$ 354	$ (625)	$ 771	$ 1,279
Reclassification adjustment for loss
realized in income	5	-	5	-

Net Unrealized Gains	359	(625)	776	1,279

Tax effect	(122)	212	(264)	(435)
Net of Tax Amount	$ 237	$ (413)	$ 512	$ 844

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or it’s subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $393,000 automatically renews within the next twelve months and $2,152,000 will expire within thirteen to one hundred and ten months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the six- months ended June 30, 2010 and 2009 was 2,860,953 and 2,871,745 respectively.

Note 8   New Accounting Standards

ASU 2010-20

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.  The Corporation anticipates this amendment will have no material impact on our financial statements, but may require additional disclosures pertaining to the allowance for loan loss.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank (FHLB) system, to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This restricted stock is carried at cost and as of June 30, 2010, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB's capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2010.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 10   Fair Value Disclosures

The Corporation adopted FASB ASC 820 “Fair Value Measurements” effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value.  FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, fo substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market     activity).

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at June 30, 2010 are as follows  (in thousands):

                 ( Level  1)                                                         (Level 2)                                                     (Level 3)
                                                                                      Quoted Prices                                           Significant Other                                            Significant
                                                                                   In Active Markets                                           Observable                                               Unobservable
For Identical Assets                                          Inputs                                                         Inputs

 Securities available for sale                                             ___-____                                              $ 138,766                                                    -

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2009 are as follows (in thousands):

                 (Level 1)                                                            (Level 2)                                                     (Level 3)
  Quoted Prices                                           Significant Other                                            Significant
                                                                                    In Active Markets                                              Observable                                               Unobservable
For Identical Assets                                           Inputs                                                           Inputs
     Securities available for sale                                       ____-___                                                       $138,918                                                                  -

The following valuation techniques were used to measure fair value for available for sale securities as of June 30, 2010 and December 31, 2009.

 Securities Available for Sale: The Corporation utilizes a third party in determining the fair values for securities held as available for sale.  For the Corporation’s agency mortgage backed securities, the third party utilizes market data and pricing models that vary based on asset class and that include available trade, bid and other market information. The methodology includes broker quotes, proprietary models and vast descriptive terms and conditions.  The third party uses their own proprietary valuation Matrices in determining fair values for municipal bonds.  These matrices utilize comprehensive municipal bond interest rate tables daily to determine market price, movement and yield relationships.

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended June 30, 2010 and December 31, 2009.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at June 30, 2010 are as follows  (in thousands).

                                  (Level 1)                                                      (Level 2)                                                      (Level 3)
                            Quoted Prices                                           Significant Other                                            Significant
                                                                               In Active Markets                                           Observable                                               Unobservable
                        For Identical Assets                                           Inputs                                                            Inputs

Impaired Loans                                                    -                                                                      -                                                $842

Impaired loans at June 30, 2010, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $958,000 with a valuation allowance of $116,000.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2009 are as follows  (in thousands).

                             (Level 1)                                                         (Level 2)                                                        (Level 3)
                        Quoted Prices                                           Significant Other                                                Significant
                                                                            In Active Markets                                           Observable                                                  Unobservable
                   For Identical Assets                                              Inputs                                                             Inputs

Impaired Loans                                                                 -                                                      -                                                                $860

Impaired loans at December 31, 2009, which are measured using the fair value of the collateral less estimated costs to sell for collateral dependent loans, had a carrying amount of  $979,000 with a valuation allowance of $119,000.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following table:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$ 6,134	$ 6,134	$ 6,741	$ 6,741
Securities available for sale	138,766	138,766	138,918	138,918
Restricted investment in bank stock	4,567	4,567	4,567	4,567
Net loans receivable	196,304	199,246	203,370	203,553
Accrued interest receivable	1,585	1,585	1,456	1,456
Financial liabilities:
Deposits	$274,379	$270,583	$269,730	$264,300
Short-term borrowings	34,650	34,650	48,850	48,850
Long-term borrowings	10,000	10,220	10,000	10,139
Accrued interest payable	396	396	451	451
Off-balance sheet financial instruments	-	-	-	-

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments:

Cash and Short-Term Investments

The carrying amounts for cash and short-term investments approximate the estimated fair values of such assets.

Securities
The Corporation utilizes a third party in determining the fair values for securities held as available for sale.  For the Corporation’s agency mortgage backed securities, the third party utilizes market data and pricing models that vary based on asset class and that include available trade, bid and other market information. The methodology includes broker quotes, proprietary models and vast descriptive terms and conditions.  The third party uses their own proprietary valuation Matrices in determining fair values for municipal bonds.  These matrices utilize comprehensive municipal bond interest rate tables daily to determine market price, movement and yield relationships.

Restricted Investment in Bank Stock

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

OVERVIEW

The Corporation had net income of $2.7 million or $0.95 per share, for the six months ended June 30, 210 compared to $2.3 million or $0.81 per share for the six months ended June 30, 2009. The Corporation’s return on average assets for the first half of 2010 and 2009 was 1.47% and 1.26%, respectively.  Return on average equity for the same two periods was 12.33% and 11.52%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2010 and 2009, net interest income was $7.8 million and $7.5 million, respectively.

FINANCIAL CONDITION

The Corporation’s total assets decreased by $7.6 million, or 2.02%, from December 31, 2009 to June 30, 2010.  Total cash and cash equivalents decreased by $607,000 and investment securities available for sale decreased by $152,000. The decrease in investments was mainly due to the purchase of  $21.7 million in municipal bonds, $20.6 million in principal pay-downs on mortgage-backed securities, $2.2 million in calls on municipal bonds and a $776,000 increase in fair value of securities. Net loans outstanding decreased by $7.1 million.  The Corporation experienced loan declines for both consumer and commercial loans.  The Corporation attributes the loan declines to consumer and commercial customers being cautious in the first half of 2010.

The Corporation’s total deposits increased $4.6 million from December 31, 2009 to June 30, 2010. The non-interest bearing deposits increased by $282,000 and the interest bearing deposits increased by $4.4 million. The increase in non-interest bearing deposits is considered a normal fluctuation in our customer’s checking accounts. The increase in the interest bearing deposits was due to increases in checking with interest accounts, money market accounts and savings accounts offset by decreases in certificate of deposits.

The decrease in the certificates of deposits was due to the Corporation maintaining a conservative position when pricing certificate of deposits.  The Corporation attributes the increase in the other interest bearing liability accounts to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $45.5 million on June 30, 2010 compared to $43.5 million on December 31, 2009. Total shareholders’ equity increased due to the following; the $2.7 million in net income, a $512,000 increase in other comprehensive income, due to increases in the fair value of securities available for sale and a $1.3 million decrease from cash dividends paid to shareholders. Book value per common share increased from $15.20 at December 31, 2009 to $15.90 at June 30, 2010.

RESULTS OF OPERATIONS

First Six Months of  2010 as compared to the First Six Months of 2009

Net income for the first six months of 2010 was $2.7 million compared to $2.3 million for the same period of 2009, representing a 17.21% increase.  The increase is due to higher net interest income in 2010 compared with 2009.

Interest income for the six months ended June 30, 2010 was $9.3 million, compared with $9.9 million in 2009.  Loan income for the six months ended June 30, 2010 was $5.8 million compared to $6.1 million in 2009.  The decrease in loan income was due to lower average loan balances and lower yields in 2010 compared to 2009. Loan outstanding averages in 2010 were $9.8 million lower than 2009, loan yields for the first six months of 2010 decreased five (5) basis points to 5.74%. This decrease in the loan yield is due to lower market rates for new loans and existing loans tied to the prime rate. The security portfolio of the Corporation is significantly different in composition for the first six months of 2010 compared with 2009. The Corporations average balance for tax-free municipal bonds was $48.2 million in 2010 compared with $2.0 million in 2009.  These bonds provided a significant benefit of decreasing the corporations overall tax rate in 2010. Investment income from securities decreased  $241,000 or 6.40% for the six months ended June 30, 2010 compared with the same period in 2009.  The average securities balances increased 7.74% in 2010 compared to 2009. The yield on total average earning assets for the first six months of 2010 and 2009 was 5.52% and 5.85%, respectively.

Total interest expense of $1.5 million for the first six months of 2010 decreased $874,000 or 37.16% compared with the first six months of 2009.  The average interest bearing liabilities in 2010 were $250.5 million, a decrease of 2.59% over 2009 averages.  The cost of interest bearing liabilities decreased from 1.83% in 2009 to 1.18% in 2010.  This decrease in interest cost is due to lower cost for Federal Home Loan Bank (FHLB) borrowings and lower market rates for money markets and certificates of deposit in 2010 compared with 2009.

As a result of the foregoing, net interest income for the first six months of 2010 was $7.8 million compared to $7.5 million for the first six months of 2009.

The Corporation did not record a loan loss provision expense for the six months ended June 30, 2010 or June 30, 2009.

Non-interest income for the first six months of 2010 was $1.4 million, a decrease of $75,000 from non-interest income for the first six months of 2009.  The $75,000 decrease is the result of the following: asset management and trust income declined by $60,000 and service charges on deposit accounts decreased by $20,000, other service charges and fees increased $13,000 and other income decreased by $8,000.  Asset management and trust income declined in 2010 mainly due to the following: the fees on sweep accounts decreased by $37,000 due to the current low yield on these products, estate settlement fees declined by $40,000 in 2010 compared to 2009 and mutual fund commissions declined by $16,000 in 2010 compared to 2009.  These decreases were offset by an increase in managed asset revenue of $34,000.

Non-interest expense for the first six months of 2010 was $5.8 million, an increase of $87,000 compared to 2009 non-interest expense.  This increase was mainly due to the following, salaries and employee benefits increased by $178,000 due to increases in salaries of $98,000 and a significant increase in health care insurance of $84,000.  Net occupancy increased by $17,000 and furniture and equipment increased by $24,000.  The increases noted above were offset by a decrease of $105,000 in FDIC insurance and a slight decrease of $18,000 in other expenses.  The FDIC insurance expense was higher in 2009 due to the special assessment of $165,000 that was paid in the second quarter of 2009.

Federal income tax for the first six months of 2010 was $708,000 compared to $974,000 for the same period in 2009. The effective tax rates for the first six months of 2010 and 2009 were 20.59% and 29.48%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt securities, loans, and bank owned life insurance.  The significant decrease in the effective tax rate is due to a major shift in the investment portfolio.  In 2010, the average tax-free municipal bonds for the first six months were $48.2 million compared with an average of $2.0 million for the first six months of 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

The Corporation’s net income for the three months ended June 30, 2010 was $1.4 million compared to $1.1 million for the same period of 2009, representing a 30.16% increase.  Net income was higher mainly due to higher net interest income in 2010 compared to 2009.

Interest income for the three months ended June 30, 2010 was $4.6 million, compared with $4.9 million for the three months ending June 30, 2009. Loan income decreased in 2010 due to average loan balances decreasing 4.50% in 2010 compared with 2009 and yields moved lower, from 5.79% in 2009 to 5.73% in 2010.  The security portfolio of the Corporation is significantly different in composition for the three months ending June 30, 2010 compared with the same period in 2009. The Corporation increased its municipal bond holdings in 2010 compared with 2009.  These bonds provided a significant benefit of decreasing the Corporations overall tax rate in 2010. The security income for the three months ended June 30, 2010 was lower by $76,000 compared with the same period 2009. The average securities balances increased 9.61% in 2010 compared to 2009. The yield on total average earning assets for the second quarter of  2010 decreased thirty-four (34) basis points to 5.48% compared to the same period 2009.

Total interest expense of $728,000 for second quarter of 2010 decreased by $412,000 or 36.14% from the second quarter of 2009. In the second quarter of 2010, the average interest-bearing liabilities balances decreased 1.86% compared with 2009 and the cost of these liabilities decreased to 1.18% in 2010 from 1.81% in 2009.  The cost of interest-bearing liabilities declined in 2010 due to lower market rates for deposit accounts and Corporation’s FHLB borrowing costs declined due the maturity of an advance that was replaced at a significantly lower short-term rate.

As a result of the foregoing, net interest income for the three months ending June 30, 2010 was $3.9 million compared to $3.7 million for the three month ending June 30, 2009.

The Corporation recorded no provision for loan losses for the second quarter of 2010 and 2009, respectively.

Non-interest income decreased by $28,000 or 3.85%, to $699,000 during the second quarter of 2010 compared with 2009. Asset management and trust income decreased by $25,000, service charges on deposit accounts decreased $8,000, and other service charges and fees increased $8,000. The $25,000 decline in asset management and trust income in 2010 was mainly due to the following: the fees on sweep accounts decreased by $15,000 due to the current low yield on these products and estate settlement fees declined by $19,000 in 2010 compared to 2009.  These decreases were offset by an increase in managed asset revenue of $17,000.

Non-interest expense for the second quarter of 2010 decreased by $76,000 or 2.58% compared with same period in 2009. The largest change in non-interest expense was a $176,000 reduction in FDIC assessments cost in 2010 compared with 2009. In 2009, the FDIC charged a one-time assessment to all banks, and the Corporation’s one time assessment was $165,000 paid June 2009. Other changes in non-interest expense were: Personnel costs increased $93,000 mainly due to a $38,000 increase in employee wages and a $57,000 increase in health insurance premiums. Net occupancy decreased slightly $2,000; furniture and equipment expense increased $5,000.  Other expenses increased by $10,000.

Federal income tax for the three months ending June 30, 2010 was $330,000 compared to $433,000 for the same period in 2009. The effective tax rates during the second quarters of 2010 and 2009 were 19.29% and 28.98%, respectively. The reduction in the effective tax rate for the first quarter of 2010 is the result of a higher percentage of municipal bonds in the investment portfolio.

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

The statement of cash flows for the first six months of 2010 indicates cash provided by the decrease in loan balances and the increase in deposits, along with cash provided by operations was used to reduce short-term borrowings.

As of June 30, 2010, the Corporation had available funding of approximately $80.9 million at the FHLB, with an additional $20 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) is currently as $120.1 million, with $39.2 million borrowed resulting in the $80.9 million as available.

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

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase securities as of June 30, 2010 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$35,621
Standby letters of credit	393
Financial standby letters of credit	2,152
Commitments to purchase securities
Commitments to purchase municipal bond securities	0

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2010 with that as of December 31, 2009. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Six-months ended	At or For the Year ended
	June 30, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$143	$261
Past due loans > 90 days	-	-
Renegotiated loans	958	979
Total non-performing loans	1,101	1,240
Foreclosed real estate	717	639

Total non-performing assets	$1,818	$1,879

Loans outstanding at end of period	$197,998	$205,092
Average loans outstanding (year-to-date)	$201,080	$207,972

Non-performing loans as a percent of total loans	0.56%	0.60%
Provision for loan losses	$0	$0
Net charge-offs	$28	$99
Net charge-offs as a percent of average loans	0.01%	0.05%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,694	$1,722
Allowance for loan losses as a percent of average loans outstanding	0.84%	0.83%

As of June 30, 2010, $106,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The renegotiated loan total comprises two loan relationships, one involved in the retail segment and one in public protection. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in in regard to the borrower’s ability to comply with current loan repayment terms.

In 2010, the gross amount of interest that would have been recorded on non-accrual loans would have been $4,000.  The actual interest reflected in income on these loans was $3,000.

            CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of June 30, 2010, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 18.97% and 19.77% respectively. The leverage ratio was 11.02%.

The table below represents the Bank’s capital position at June 30, 2010:
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$ 40,073	18.97%
Tier I Capital Requirement	8,449	4.00

Total Equity Capital	$ 41,767	19.77%
Total Equity Capital Requirement	16,901	8.00

Leverage Capital	$ 40,073	11.02%
Leverage Requirement	14,546	4.00

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

The June 30, 2010 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will decrease 2.2% if rates rise 100 bps, will decrease 5.9% if rates rise 200 bps and projects a 10.2% decrease of net interest income if rates rise 300 bps.  If rates decrease 100 bps, the model projects a 2.6% increase in net interest income, a 2.5% increase if rates decrease 200 bps and if rates decrease 300 bps, the model projects net interest income will increase 1.6%.

 Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
     2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from  time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization  through June 30, 2010.  There were no shares purchased during the second quarter 2010, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1- April 30	0	0	0	114,826
May 1 – May 31	0	0	0	114,826
June 1- June 30	0	0	0	114,826
Total	0	0	0

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    (Removed and Reserved)

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 12, 2010	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 12, 2010	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer