Form 10-Q
period 2010-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2010-11-10
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]YES                           [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT November 1, 2010
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	133

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	188

ITEM 4.Controls and Procedures	199

ITEM 4T.Controls and Procedures	199

PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings	200
ITEM 1A.Risk Factors	20
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds	200
ITEM 3.Defaults Upon Senior Securities	200
ITEM 4.Removed and Reserved	200
ITEM 5.Other Information	200
ITEM 6.Exhibits	211

Signatures	222

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and due from banks	$7,883	$6,610
Interest bearing deposits with banks	49	131
Total cash and cash equivalents	7,932	6,741

Investment securities available for sale	134,575	138,918
Restricted investment in bank stock	4,567	4,567

Loans receivable	197,065	205,092
Allowance for loan losses	(1,686)	(1,722)
Net loans	195,379	203,370

Premises and equipment, net	3,405	3,548
Investment in life insurance	15,286	14,921
Other assets	4,060	3,939

Total assets	$365,204	$376,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$80,454	$74,260
Interest bearing	195,320	195,470
Total deposits	275,774	269,730

Short-term borrowings	28,375	48,850
Long-term borrowings	10,000	10,000
Other liabilities	4,236	3,932
Total liabilities	318,385	332,512

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued;
2,860,953 shares outstanding in 2010 and 2009	7,200	7,200
Retained earnings	46,458	44,223
Accumulated other comprehensive income	5,705	4,613
Treasury stock, at cost, 739,047 shares in 2010 and 2009	(12,544)	(12,544)
Total shareholders' equity	46,819	43,492

Total liabilities and
shareholders' equity	$365,204	$376,004

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$2,826	$2,982	$8,600	$9,092
Interest and dividends on investments:
Taxable	1,031	1,619	3,519	5,340
Exempt from federal income taxes	668	229	1,706	275
Other	-	1	2	3
Total interest income	4,525	4,831	13,827	14,710

INTEREST EXPENSE:
Interest on deposits	566	723	1,849	2,397
Interest on short-term borrowings	35	48	112	153
Interest on long-term borrowings	59	266	177	839
Total interest expense	660	1,037	2,138	3,389

NET INTEREST INCOME	3,865	3,794	11,689	11,321
PROVISION FOR LOAN LOSSES	-	-	-	-

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,865	3,794	11,689	11,321

OTHER OPERATING INCOME:
Asset management and trust income	280	221	709	710
Service charges on deposit accounts	131	154	394	437
Other service charges and fees	183	188	574	566
Income from investment in life insurance	122	109	365	352
Other income	42	50	128	144
Total other operating income	758	722	2,170	2,209

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,510	1,424	4,519	4,255
Net occupancy	212	220	638	629
Furniture and equipment expense	123	113	400	366
Pennsylvania shares tax	125	126	377	382
Legal and professional	110	104	349	348
FDIC insurance	90	90	257	362
Other expenses	763	724	2,190	2,169
Total other operating expenses	2,933	2,801	8,730	8,511

INCOME BEFORE INCOME TAXES	1,690	1,715	5,129	5,019
Income tax expense	298	449	1,006	1,423

NET INCOME	$1,392	$1,266	4,123	$3,596

Average Shares Outstanding	2,860,953	2,861,083	2,860,953	2,868,152

EARNINGS PER SHARE, BASIC	$0.49	$0.44	$1.44	$1.25

Dividends Declared Per Share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2009	$7,200	$44,223	$(12,544)	$4,613	$43,492

Comprehensive Income
Net income	-	4,123	-	-	4,123

Other comprehensive gain, net of tax and reclassification adjustment:
Unrealized net gains on securities	-	-	-	1,092	1,092
Total Comprehensive income					5,215

Cash dividends declared
$0.66 per share	-	(1,888)	-	-	(1,888)

Balance at September 30, 2010	$7,200	$46,458	$(12,544)	$5,705	$46,819

Balance at December 31, 2008	$7,200	$41,616	$(12,238)	$2,490	$39,068

Comprehensive Income
Net income	-	3,596	-	-	3,596

Other comprehensive gain, net of tax:
Unrealized net gains on securities	-	-	-	2,099	2,099
Total Comprehensive income					5,695

Cash dividends declared
$0.66 per share	-	(1,892)	-	-	(1,892)
Treasury shares purchased	-	-	(306)	-	(306)

Balance at September 30, 2009	$7,200	$43,320	$(12,544)	$4,589	$42,565

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2010	2009

OPERATING ACTIVITIES
Net income	$4,123	$3,596
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	310	292
Loss on sale of securities	5	-
Amortization of intangibles	73	73
Net accretion of loans and securities	(110)	(255)
Income from investment in life insurance	(365)	(352)
Increase in other assets	(117)	(444)
Decrease in other liabilities	(258)	(417)
Net cash provided by operating activities	3,661	2,493

INVESTING ACTIVITIES
Purchase of securities	(21,754)	(47,134)
Maturities and calls of securities	27,867	31,610
Purchase of restricted investments in bank stock	-	(600)
Net decrease in loans	7,900	10,614
Proceeds from sale of foreclosed real estate	2	4
Purchase of premises and equipment	(166)	(196)
Net cash provided by (used in) investing activities	13,849	(5,702)

FINANCING ACTIVITIES
Net increase in deposits	6,044	7,094
Net (decrease) increase in other short-term borrowings	(20,475)	18,675
Maturities of long-term borrowings	-	(20,000)
Dividends paid	(1,888)	(1,892)
Purchase of treasury stock	-	(306)
Net cash provided by (used in) financing activities	(16,319)	3,571
Increase in cash and cash equivalents	1,191	362

Cash and cash equivalents at beginning of year	6,741	7,132

Cash and cash equivalents at end of quarter	$7,932	$7,494

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,234	$3,650

Income Taxes	$1,050	$1,535

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA (the “Bank”) and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2009, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2010 and the results of operations for the three and nine-month period ended September 30, 2010 and 2009. The results of operations for the three and nine-months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

The corporation did not record a provision for the nine-month period ended September 30, 2010 and 2009.

Description of changes:
(dollars in thousands)
	2010	2009

Allowance balance January 1	$1,722	$1,821

Provision charged to operating expenses	0	0
Recoveries on previously charged off loans	3	0
Loans charged off	(39)	(23)

Allowance balance September 30	$1,686	$1,798

The following table presents a comparison of loan quality as of September 30, 2010 with that as of December 31, 2009. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Nine-months ended	At or For the Year ended
	September 30, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$141	$261
Past due loans > 90 days	-	-
Renegotiated loans	684	979
Total non-performing loans	825	1,240
Foreclosed real estate	716	639
Total non-performing assets	$1,541	$1,879

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

September 30, 2010:

Obligations of states and political subdivisions	$61,204	$3,328	$(4)	$64,528
Mortgage-backed securities	64,728	5,319	-	70,047

	$125,932	$8,647	$(4)	$134,575
December 31, 2009:

Obligations of states and political subdivisions	$41,629	$975	$(241)	$42,363
Mortgage-backed securities	90,300	6,255	-	96,555

$131,929	$7,230	$(241)	$138,918

The amortized cost and fair value of securities at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	61,204	64,528
Mortgage Backed Securities	64,728	70,047

$125,932	$134,575

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and the Corporation assesses whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of September 30, 2010 there was one (1) municipal bond in an unrealized loss position.  This unrealized loss is considered to be a temporary impairment.  The decline in the value of the debt security is due only to interest rate fluctuations and not due to deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from this security.

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2010
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$577	$ (4)	$ -	$ -	$577	$ (4)

December 31, 2009
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$12,900	$ (241)	$ -	$ -	$12,900	$ (241)

Note 4   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine-month periods ended September 30, 2010 and 2009 are as follows: (dollars in thousands)

	For three-months		For nine-months
	ended September 30		ended September 30
	2010	2009	2010	2009
Unrealized gains (losses) on
securities available for sale	$878	$1,901	$1,649	$3,180
Reclassification adjustment for loss
realized in income	-	-	5	-

Net Unrealized Gains	878	1,901	1,654	3,180

Tax effect	(299)	(646)	(562)	(1,081)
Net of Tax Amount	$579	$1,255	$1,092	$2,099

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or it’s subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $243,000 automatically renews within the next twelve months and $1,947,000 will expire within thirteen to one hundred and seven months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the nine- months ended September 30, 2010 and 2009 was 2,860,953 and 2,868,152, respectively.

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

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank (FHLB) system, to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This restricted stock is carried at cost and as of September 30, 2010, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB's capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at September 30, 2010.

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at September 30, 2010 are as follows  (in thousands):

                 ( Level  1)                                                         (Level 2)                                  (Level 3)
                    Quoted Prices                                           Significant Other                          Significant
                                                                   In active Markets                                          Observable                               Unobservable
                   For Identical Assets                                         Inputs                                         Inputs

 Securities available for sale                               -                  $      134,575                                                  -

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

The following valuation techniques were used to measure fair value for available for sale securities as of September 30, 2010 and December 31, 2009.

Securities Available for Sale: The Corporation utilizes a third party in determining the fair values for securities held as available for sale.  For the Corporation’s agency mortgage backed securities, the third party utilizes market data, pricing models that vary based on asset class and include available trade, bid and other market information. Methodology includes broker quotes and proprietary models.  The third party uses their own proprietary valuation matrices in determining fair values for municipal bonds.  These matrices utilize comprehensive municipal bond interest rate tables daily to determine market price, movement and yield relationships.

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended September 30, 2010 and December 31, 2009.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at September 30, 2010 are as follows  (in thousands).

             (Level 1)                                           (Level 2)                                      (Level 3)
          Quoted Prices                                            Significant Other                                  Significant
                                              In active Markets                                                Observable                                      Unobservable
        For Identical Assets                                           Inputs                                         Inputs

Impaired Loans                                                                 -                                                 -                                   $    616

Impaired loans at September 30, 2010, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $684,000 with a valuation allowance of $68,000.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used at December 31, 2009 are as follows  (in thousands).

          (Level 1)                                          (Level 2)                                      (Level 3)
        Quoted Prices                                           Significant Other                                       Significant
                                            In active Markets                                           Observable                                           Unobservable
      For Identical Assets                                           Inputs                                      Inputs

Impaired Loans                                                   -                                              -                            $   860

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

The carrying amounts and fair values of the Corporation’s financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following table:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$ 7,932	$ 7,932	$ 6,741	$ 6,741
Securities available for sale	134,575	134,575	138,918	138,918
Restricted investment in bank stock	4,567	4,567	4,567	4,567
Net loans receivable	195,379	196,780	203,370	203,553
Accrued interest receivable	1,691	1,691	1,456	1,456
Financial liabilities:
Deposits	$275,774	$272,826	$269,730	$264,300
Short-term borrowings	28,375	28,375	48,850	48,850
Long-term borrowings	10,000	10,177	10,000	10,139
Accrued interest payable	355	355	451	451
Off-balance sheet financial instruments	-	-	-	-

The following methods and assumptions were used by the Corporation in estimating the fair value disclosures for financial instruments:

Cash and Short-Term Investments

The carrying amounts for cash and short-term investments approximate the estimated fair values of such assets.

Securities
The Corporation utilizes a third party in determining the fair values for securities held as available for sale.  For the Corporation’s agency mortgage backed securities, the third party utilizes market data, pricing models that vary based on asset class and include available trade, bid and other market information. Methodology includes broker quotes and proprietary models.  The third party uses their own proprietary valuation matrices in determining fair values for municipal bonds.  These matrices utilize comprehensive municipal bond interest rate tables daily to determine market price, movement and yield relationships.

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

Note 11 Subsequent Events

Commercial National Financial Corporation has evaluated subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission.  We have incorporated into these consolidated financial statements the effect of all material known events determined by ASC Topic 855, “Subsequent Events,” to be recognizable events.

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

OVERVIEW

The Corporation had net income of $4.1 million or $1.44 per share, for the nine months ended September 30, 2010 compared to $3.6 million or $1.25 per share for the nine months ended September 30, 2009. The Corporation’s return on average assets for the first nine months of 2010 and 2009 was 1.48% and 1.30%, respectively.  Return on average equity for the same two periods was 12.21% and 11.76%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2010 and 2009, net interest income was $11.7 million and $11.3 million, respectively.

FINANCIAL CONDITION

The Corporation’s total assets decreased by $10.8 million, or 2.87%, from December 31, 2009 to September 30, 2010.  Total cash and cash equivalents increased by $1.2 million and investment securities available for sale decreased by $4.3 million. The decrease in investments was mainly due to the purchase of  $21.7 million in municipal bonds, $25.7 million in principal pay-downs on mortgage-backed securities, $2.2 million in calls on municipal bonds and a $1.6 million increase in fair value of securities. Net loans outstanding decreased by $8.0 million.  The Corporation experienced loan declines for both consumer and commercial loans.  The Corporation attributes the loan declines to consumer and commercial customers being cautious for the first nine months of 2010.

The Corporation’s total deposits increased $6.0 million from December 31, 2009 to September 30, 2010. The non-interest bearing deposits increased by $6.2 million and the interest bearing deposits decreased by $150,000. The increase in non-interest bearing deposits is considered a normal fluctuation in our customer’s checking accounts. The slight increase in the interest bearing deposits was due to increases in checking with interest accounts, money market accounts and savings accounts offset by decreases in certificates of deposit.

The decrease in the certificates of deposit was due to the Corporation maintaining a conservative position when pricing certificates of deposit.  The Corporation attributes the increase in the other interest bearing liability accounts to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $46.8 million on September 30, 2010 compared to $43.5 million on December 31, 2009. Total shareholders’ equity increased due to the following; the $4.1 million in net income, a $1.1 million increase in other comprehensive income, due to increases in the fair value of securities available for sale and a $1.9 million decrease from cash dividends paid to shareholders. Book value per common share increased from $15.20 at December 31, 2009 to $16.36 at September 30, 2010.

RESULTS OF OPERATIONS

First Nine Months of  2010 as compared to the First Nine Months of 2009

Net income for the first nine months of 2010 was $4.1 million compared to $3.6 million for the same period of 2009, representing a 14.66% increase.

Interest income for the nine months ended September 30, 2010 was $13.8 million, compared with $14.7 million in 2009.  Loan income for the nine months ended September 30, 2010 was $8.6 million compared to $9.1 million in 2009.  The decrease in loan income was due to lower average loan balances and lower yields in 2010 compared to 2009. Loan outstanding averages in 2010 were $9.0 million lower than 2009, loan yields for the first nine months of 2010 decreased seven (7) basis points to 5.73%. This decrease in the loan yield is due to lower market rates for new loans and existing loans tied to the prime rate. The security portfolio of the Corporation is significantly different in composition for the first nine months of 2010 compared with 2009. The Corporations average balance for tax-free municipal bonds was $52.6 million in 2010 compared with $8.4 million in 2009.  These bonds provided a significant benefit of decreasing the Corporation’s overall tax rate in 2010. Investment income from securities decreased  $391,000 or 6.95% for the nine months ended September 30, 2010 compared with the same period in 2009.  The average securities balances increased 5.28% in 2010 compared to 2009. The yield on total average earning assets for the first nine months of 2010 and 2009 was 5.50% and 5.81%, respectively.

Total interest expense of $2.1 million for the first nine months of 2010 decreased $1.25 million or 36.91% compared with the first nine months of 2009.  The average interest bearing liabilities in 2010 were $246.6 million, a decrease of 3.28% over 2009 averages. The cost of interest bearing liabilities decreased from 1.77% in 2009 to 1.16% in 2010.  This decrease in interest cost is due to lower cost for Federal Home Loan Bank (FHLB) borrowings and lower market rates for money markets and certificates of deposit in 2010 compared with 2009.

As a result of the foregoing, net interest income for the first nine months of 2010 was $11.7 million compared to $11.3 million for the first nine months of 2009.

The Corporation did not record a loan loss provision expense for the nine months ended September 30, 2010 or September 30, 2009.

Non-interest income for the first nine months of 2010 was $2.2 million, a decrease of $39,000 from non-interest income for the first nine months of 2009.  The $39,000 decrease is mainly the result of the following: service charges on deposit accounts decreased by $43,000, due to customers incurring fewer overdraft charges, and income from life insurance increased by $13,000 due to the higher cash surrender values and other income decreased by $16,000.

Non-interest expense for the first nine months of 2010 was $8.7 million, an increase of $219,000 compared to 2009 non-interest expense.  This increase was mainly due to the following, salaries and employee benefits increased by $264,000 due to increases in salaries of $125,000 and a significant increase in health care insurance of $135,000.  Net occupancy increased by $9,000 and furniture and equipment increased by $34,000, and other expenses increased by $21,000.  The increases noted above were offset by a decrease of $105,000 in FDIC insurance and a slight decrease of $5,000 in PA Shares Tax.  The FDIC insurance expense was higher in 2009 due to the special assessment of $165,000 that was paid in the second quarter of 2009.

Federal income tax for the first nine months of 2010 was $1.0 million compared to $1.4 million for the same period in 2009. The effective tax rates for the first nine months of 2010 and 2009 were 19.61% and 28.35%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt securities, loans, and bank owned life insurance.  The significant decrease in the effective tax rate is due to a major shift in the investment portfolio.  In 2010, the average tax-free municipal bonds for the first nine months were $52.6 million compared with an average of $8.4 million for the first nine months of 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

The Corporation’s net income for the three months ended September 30, 2010 was $1.4 million compared to $1.3 million for the same period of 2009, representing a 9.98% increase.

Interest income for the three months ended September 30, 2010 was $4.5 million, compared with $4.8 million for the three months ending September 30, 2009. Loan income decreased in 2010 due to average loan balances decreasing 3.65% in 2010 compared with 2009 and yields decreasing from 5.80% in 2009 to 5.71% in 2010.  The security portfolio of the Corporation is significantly different in composition for the three months ending September 30, 2010 compared with the same period in 2009. The Corporation increased its municipal bond holdings in 2010 compared with 2009.  These bonds provided a significant benefit of decreasing the Corporations overall tax rate in 2010. Security income for the three months ended September 30, 2010 was lower by $150,000 compared with same period 2009. The average securities balances increased 1.21% in 2010 compared to 2009. The yield on total average earning assets for the three months ended September 30, 2010 decreased twenty-seven (27) basis points to 5.45% compared to 2009.

Total interest expense of $660,000 for the third quarter of 2010 decreased by $377,000 or 36.35% from the third quarter of 2009. In the third quarter of 2010, the average interest-bearing liabilities balances decreased 3.15% compared with 2009 and the cost of these liabilities decreased to 1.11% in 2010 from 1.66% in 2009.  The cost of interest-bearing liabilities declined in 2010 due to lower market rates for deposit accounts, and the Corporation’s FHLB borrowing costs declined due to the maturity of an advance that was replaced at a significantly lower short-term rate.

As a result of the foregoing, net interest income for the three months ending September 30, 2010 was $3.9 million compared to $3.8 million for the three months ending September 30, 2009.

The Corporation recorded no provision for loan losses for the third quarter of 2010 and 2009, respectively.

Non-interest income increased by $36,000 or 4.57%, to $758,000 during the third quarter of 2010 compared with 2009. Asset management and trust income increased by $59,000, service charges on deposit accounts decreased $23,000, and other service charges and fees decreased $5,000. The $59,000 increase in asset management and trust income in 2010 was mainly due to higher estate settlement fees in 2010.

Non-interest expense for the third quarter of 2010 increased by $132,000 or 4.71% compared with same period in 2009. The largest change in non-interest expense was an $86,000 increase in salaries and employee benefits.  The $86,000 increase is mainly due to a $27,000 increase in salaries and a $51,000 increase in health insurance premiums.  Other changes in non-interest expense were: net occupancy decreased $8,000; furniture and equipment expense increased $10,000 and other expenses increased by $39,000.

Federal income tax for the three months ending September 30, 2010 was $298,000 compared to $449,000 for the same period in 2009. The effective tax rates during the third quarters of 2010 and 2009 were 17.63% and 26.18%, respectively. The reduction in the effective tax rate for the third quarter of 2010 is the result of carrying a higher percentage of municipal bonds in the investment portfolio.

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

The statement of cash flows for the first nine months of 2010 indicates cash provided by the decrease in loan balances and the increase in deposits, along with cash provided by operations was used to reduce short-term borrowings.

As of September 30, 2010, the Corporation had available funding of approximately $87.7 million at the FHLB, with an additional $20 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) is currently as $117.7 million, with $30.0 million borrowed resulting in the $87.7 million as available.

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

The following table identifies the Corporation’s commitments to extend credit, obligations under letters of credit and commitments to purchase securities as of September 30, 2010 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$34,442
Standby letters of credit	243
Financial standby letters of credit	1,947
Commitments to purchase securities
Commitments to purchase municipal bond securities	0

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2010 with that as of December 31, 2009. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Nine-months ended	At or For the Year ended
	September 30, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$141	$261
Past due loans > 90 days	-	-
Renegotiated loans	684	979
Total non-performing loans	825	1,240
Foreclosed real estate	716	639

Total non-performing assets	$1,541	$1,879

Loans outstanding at end of period	$197,065	$205,092
Average loans outstanding (year-to-date)	$200,091	$207,972

Non-performing loans as a percent of total loans	0.42%	0.60%
Provision for loan losses	$0	$0
Net charge-offs	$36	$99
Net charge-offs as a percent of average loans	0.02%	0.05%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,686	$1,722
Allowance for loan losses as a percent of average loans outstanding	0.84%	0.83%

As of September 30, 2010, $83,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The renegotiated loan total is comprised of one loan relationship involved in the retail segment.  At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2010, the gross amount of interest that would have been recorded on non-accrual loans would have been $7,000.  The actual interest reflected in income on these loans was $5,000.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of September 30, 2010, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 19.36% and 20.16% respectively. The leverage ratio was 11.39%.

The table below represents the Bank’s capital position at September 30, 2010:
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$40,869	19.36%
Tier I Capital Requirement	8,445	4.00

Total Equity Capital	$42,555	20.16%
Total Equity Capital Requirement	16,890	8.00

Leverage Capital	$40,869	11.39%
Leverage Requirement	14,352	4.00

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

The September 30, 2010 computer simulations analysis projects the following changes in net interest income based on an immediate and sustained parallel shift in interest rates for a twelve month period compared to baseline, with baseline representing no change in interest rates.  The model projects net interest income will increase 0.1% if rates rise 100 bps, will decrease 0.6% if rates rise 200 bps and projects a 2.2% decrease of net interest income if rates rise 300 bps.  If rates decrease 100 bps, the model projects a 1.8% decrease in net interest income, a 2.9% decrease if rates decrease 200 bps and if rates decrease 300 bps, the model projects net interest income will decrease 3.5%.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Corporation’s interest rates and maturities for interest-earning assets and interest-bearing liabilities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      2  (a)  None
      2  (b)  None
       2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from  time to time when warranted by  market conditions.  There have been 245,174 shares purchased under this authorization  through September 30, 2010.  There were no shares purchased during the third quarter 2010, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1- July 31	0	0	0	114,826
August 1 – August 31	0	0	0	114,826
September 1- September 30	0	0	0	114,826
Total	0	0	0

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 10, 2010	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 10, 2010	/s/ Thomas D. Watters
Thomas D. Watters, Executive Vice President and
Chief Financial Officer