Form 10-Q
period 2011-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2011-05-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes[   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer [  ]    Accelerated filer   [   ] Non-accelerated filer [   ]   Smaller Reporting Company   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ] Yes                           [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT MAY 1, 2011
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.Controls and Procedures	22

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and due from banks	$5,318	$5,578
Interest bearing deposits with banks	3	16
Total cash and cash equivalents	5,321	5,594

Investment securities available for sale	136,795	131,159
Restricted investments in bank stock	4,122	4,339

Loans receivable	190,040	191,906
Allowance for loan losses	(1,686)	(1,686)
Net loans	188,354	190,220

Premises and equipment, net	3,258	3,323
Accrued interest receivable	1,716	1,519
Investment in life insurance	15,594	15,471
Other assets	10,526	3,852

Total assets	$365,686	$355,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$82,098	$77,209
Interest bearing	207,898	199,285
Total deposits	289,996	276,494

Short-term borrowings	7,275	17,700
Long-term borrowings	10,000	10,000
Other liabilities	11,387	5,271
Total liabilities	318,658	309,465

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,860,953
shares outstanding in 2011 and 2010	7,200	7,200
Retained earnings	47,937	47,207
Accumulated other comprehensive income	4,435	4,149
Treasury stock, at cost, 739,247 shares in 2011 and 2010	(12,544)	(12,544)
Total shareholders' equity	47,028	46,012

Total liabilities and
shareholders' equity	$365,686	$355,477

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2011	2010

	(unaudited)	(unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,717	$2,920
Interest and dividends on investments:
Taxable	923	1,323
Exempt from federal income tax	728	448
Other	0	1
Total interest income	4,368	4,692

INTEREST EXPENSE
Interest on deposits	485	650
Interest on short-term borrowings	18	41
Interest on long-term borrowings	59	59
Total interest expense	562	750

NET INTEREST INCOME	3,806	3,942
PROVISION FOR LOAN LOSSES	0	0

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,806	3,942

OTHER INCOME
Trust department income	252	212
Service charges on deposit accounts	255	271
Income from investment in life insurance	123	121
Other income	64	109
Total other income	694	713

OTHER EXPENSES
Salaries and employee benefits	1,585	1,519
Net occupancy expense	214	227
Furniture and equipment expense	109	142
Pennsylvania shares tax	126	126
Legal and professional	93	124
FDIC Insurance	87	82
Other expense	675	707
Total other expenses	2,889	2,927

INCOME BEFORE INCOME TAXES	1,611	1,728
	251	378

NET INCOME	$1,360	$1,350

Average shares outstanding	2,860,953	2,860,953

EARNINGS PER SHARE, BASIC	$0.48	$0.47

Dividend paid per share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2010	$7,200	$47,207	$(12,544)	$4,149	$46,012

Comprehensive Income
Net income	0	1,360	0	0	1,360

Other comprehensive income, net of tax:
Unrealized net gains on securities	0	0	0	286	286
Total Comprehensive Income					1,646

Cash dividends paid
$0.22 per share	0	(630)	0	0	(630)

Balance at March 31, 2011	$7,200	$47,937	$(12,544)	$4,435	$47,028

(unaudited)
Balance at December 31, 2009	$7,200	$44,223	$(12,544)	$4,613	$43,492

Comprehensive Income
Net income	0	1,350	0	0	1,350

Other comprehensive income, net of tax:
Unrealized net gains on securities	0	0	0	275	275
Total Comprehensive Income					1,625

Cash dividends paid
$0.22 per share	0	(629)	0	0	(629)

Balance at March 31, 2010	$7,200	$44,944	$(12,544)	$4,888	$44,488

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2011	2010

OPERATING ACTIVITIES
Net income	$1,360	$1,350
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	83	102
Amortization of intangibles	24	24
Net accretion of loans and securities	(12)	(32)
Income from investment in life insurance	(123)	(121)
Decrease (increase) in other assets	1,152	(241)
Decrease in other liabilities	(2,054)	(393)
Net cash provided by operating activities	430	689

INVESTING ACTIVITIES
Purchase of securities	(9,281)	(11,686)
Maturities and calls of securities	4,096	9,114
Redemption of restricted investments in bank stock	217	0
Net decrease in loans	1,837	4,994
Proceeds from sale of foreclosed real estate	1	1
Purchase of premises and equipment	(19)	(93)
Net cash provided by (used in) investing activities	(3,149)	2,330

FINANCING ACTIVITIES
Net increase in deposits	13,501	7,727
Decrease in short-term borrowings	(10,425)	(11,275)
Dividends paid	(630)	(629)
Net cash provided by (used in) financing activities	2,446	(4,177)
Decrease in cash and cash equivalents	(273)	(1,158)

Cash and cash equivalents at beginning of year	5,594	6,741

Cash and cash equivalents at end of quarter	$5,321	$5,583

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$585	$783

Income Taxes	$375	$500

Non-cash investing activities
Purchase of investment securities not settled until April 2011
included in other assets and other liabilities	$8,026	$0

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual consolidated financial statements of the Corporation for the year ended December 31, 2010, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position as of March 31, 2011 and the results of operations for the three-month period ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

Reclassifications
     Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.  Such classifications had no effect on consolidated net income or changes in shareholders’ equity.

Note 2   Credit Quality Indicators
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The following discusses key risk within each portfolio segment:

Commercial, industrial and other financing – these loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the company is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

Commercial real estate – These loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes such as strip malls and apartment buildings. Individual projects as well as global cash flows are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner occupied.

Residential mortgages – These are loans secured by 1-4 family residences, including purchase money mortgages. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this portfolio, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Loans to individuals – Loans made to individuals may be secured by junior lien positions on a borrower’s primary residence or other assets of the borrower, as well as unsecured loans. This segment includes home equity loans, auto loans, and secured or unsecured lines.  The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are not collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for twelve consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan loss calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.   Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets which do not currently expose the insured institution to sufficient risk, warrant classification as pass.  Assets that are not classified as pass and possess weaknesses are required to be designated “special mention.”  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.   Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of March 31, 2011:
(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$35,960	$65	$325	$0	$36,350
Commercial real estate	52,069	5,152	7,564	0	64,785
Residential mortgages	65,464	0	148	0	65,612
Loans to Individuals	23,253	40	0	0	23,293

Total	$176,746	$5,257	$8,037	$0	$190,040

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2010:
(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$35,802	$90	$353	$0	$36,245
Commercial real estate	50,554	5,362	7,613	0	63,529
Residential mortgages	68,498	105	152	0	68,755
Loans to Individuals	23,331	46	0	0	23,377

Total	$178,185	$5,603	$8,118	$0	$191,906

Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The Corporation places a loan on non-accrual status and discontinues interest accruals when principal or interest is due and has remained unpaid for 90 days. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.  Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011:
(Dollars in Thousands)
	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$29	$0	$0	$29	$36,321	$36,350
Commercial real estate	793	0	16	809	63,976	64,785
Residential mortgages	0	0	104	104	65,508	65,612
Loans to individuals	4	0	35	39	23,254	23,293

Total	$826	$0	$155	$981	$189,059	$190,040

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:
(Dollars in Thousands)
	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$0	$0	$0	$0	$36,245	$36,245
Commercial real estate	0	0	16	16	63,513	63,529
Residential mortgages	6	0	99	105	68,650	68,755
Loans to individuals	29	0	34	63	23,314	23,377

Total	$35	$0	$149	$184	$191,722	$191,906

Loans on which the accrual of interest has been discontinued amounted to $155,000 and $149,000 at March 31, 2011 and December 31, 2010, respectively. There were no loan balances past due 90 days or more and still accruing interest at March 31, 2011 and December 31, 2010.

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011.

 (Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$83	$83	$0	$85	$2
Commercial real estate	1,057	1,057	0	1,062	19
Residential mortgages	37	37	0	38	1
Loans to Individuals	0	0	0	0	0
Subtotal	1,177	1,177	0	1,185	22
With an allowance recorded:
Commercial
Commercial,
Industrial & Other	183	183	18	186	3
Commercial real estate	475	475	47	476	6
Residential mortgages	0	0	0	0	0
Loans to Individuals	0	0	0	0	0
Subtotal	658	658	65	662	9
Total	$1,835	$1,835	$65	$1,847	$31

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010.

(Dollars in Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$44	$44	$0	$52	$4
Commercial real estate	317	317	0	336	22
Residential mortgages	40	40	0	44	3
Loans to Individuals	0	0	0	0	0
Subtotal	401	401	0	432	29
With an allowance recorded:
Commercial
Commercial,
Industrial & Other	236	236	26	254	11
Commercial real estate	741	741	87	748	37
Residential mortgages	0	0	0	0	0
Loans to Individuals	0	0	0	0	0
Subtotal	977	977	113	1,002	48
Total	$1,378	$1,378	$113	$1,434	$77

At March 31, 2011 and December 31, 2010, the total recorded investment in loans considered to be impaired was $1,835,000 and $1,378,000, respectively.  The average recorded investment in impaired loans for the same periods was $1,847,000 and $1,434,000, respectively. Impaired loans with balances of $658,000 and $977,000 at March 31, 2011 and December 31, 2010 had related allowance for loan loss of $65,000 and $113,000, respectively. Interest income on impaired loans of $31,000 and $77,000 was recognized for the period ended March 31, 2011 and December 31, 2010, respectively.

    The following table provides detail related to the allowance for loan losses as of March 31, 2011:
(Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$107	$1,378	$110	$31	$60	$1,686
Charge-offs	0	0	0	0	0	0
Recoveries	0	0	0	0	0	0
Provision	79	(217)	(5)	(2)	145	0
Ending Balance	$186	$1,161	$105	$29	$205	$1,686
Ending balance: individually evaluated for impairment	$18	$47	$0	$0	$0	$65
Ending balance: collectively evaluated for impairment	$168	$1,114	$105	$29	$205	$1,621
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0

Loans receivable:
Ending Balance	$36,350	$64,785	$65,612	$23,293	$0	$190,040
Ending balance: individually evaluated for impairment	$266	$1,532	$37	$0	$0	$1,835
Ending balance: collectively evaluated for impairment	$36,084	$63,253	$65,575	$23,293	$0	$188,205
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

March 31, 2011:

Obligations of states and political subdivisions	$73,975	$1,621	$(107)	$75,489
Mortgage-backed securities	56,101	5,205	0	61,306

	$130,076	$6,826	$(107)	$136,795
December 31, 2010:

Obligations of states and political subdivisions	$64,691	$937	$(180)	$65,448
Mortgage-backed securities	60,181	5,530	0	65,711
	$124,872	$6,467	$(180)	$131,159

The amortized cost and fair value of securities at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	0	0
Due after ten years	73,975	75,489
Mortgage Backed Securities	56,101	61,306
	$130,076	$136,795

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

March 31, 2011
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$ 2,156	$ (103)	$ 576	$ (4)	$ 2,732	$ (107)

December 31, 2010
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$11,183	$ (180)	$ 0	$ 0	$11,183	$ (180)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of March 31, 2011 there were three (3) municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities.

Note 4   Comprehensive Income

The components of other comprehensive income and related tax effects for the three month periods ended March 31, 2011 and 2010 are as follows: (dollars in thousands)

	For three months
	ended March 31
	2011	2010
Net unrealized gains on
securities available for sale	$432	$417

Tax effect	(146)	(142)
Net of tax amount	$286	$275

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $243,000 automatically renews within the next twelve months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2011 and 2010 was 2,860,953.

Note 8   New Accounting Standards

In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR). In evaluating whether a modification or restructuring constitutes a TDR, a creditor must separately conclude that both the restructuring constitutes a concession and the borrower is experiencing financial difficulties. To provide greater consistency and transparency in reporting TDRs, this ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The Corporation has determined that the adoption of this ASU will not have a material impact on its financial condition and results of operations.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank (FHLB) according to a predetermined formula.  This restricted stock is carried at cost and as of March 31, 2011, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  The FHLB of Pittsburgh repurchased 5% or $228,000 of capital stock from the Corporation in 2010.  The FHLB of Pittsburgh repurchased 5% or $217,000 of capital stock from the Corporation in February 2011 and an additional 5% or $206,000 of capital stock from the Corporation in April 2011.  The FHLB dividend suspension remains in effect.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB's capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at March 31, 2011.

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2011:		(In Thousands)
Obligations of states and political subdivisions	$ 0	$ 75,489	$ 0
Mortgage-backed securities	0	61,306	0

$ 0	$136,795	$ 0

December 31, 2010:
Obligations of states and political subdivisions	$ 0	$ 65,448	$ 0
Mortgage-backed securities	0	65,711	0

$ 0	$131,159	$ 0

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended March 31, 2011 and December 31, 2010.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2011:		(In Thousands)

Impaired Loans	$ 0	$ 0	$ 593

Other Real Estate Owned	$ 0	$ 0	$ 587

December 31, 2010:

Impaired Loans	$ 0	$ 0	$ 864

Impaired loans at March 31, 2011, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of  $658,000 with a valuation allowance of $65,000.

Impaired loans at December 31, 2010, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $977,000 with a valuation allowance of $113,000.

The impaired loans at March 31, 2011 have declined due to one borrower’s improved cash flow position.

Other real estate owned at March 31, 2011, which is measured using the fair value of the collateral less estimated costs to sell, had a carrying amount of $635,000, which was reduced by a $48,000 write-down due to updated evaluations received.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following table:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and equivalents	$5,321	$5,321	$5,594	$5,594
Securities available for sale	136,795	136,795	131,159	131,159
Restricted investments in bank stock	4,122	4,122	4,339	4,339
Net loans receivable	188,354	188,785	190,220	191,109
Accrued interest receivable	1,716	1,716	1,519	1,519
Financial liabilities:
Deposits	$289,996	$282,949	$276,494	$272,035
Short-term borrowings	7,275	7,275	17,700	17,700
Long-term borrowings	10,000	10,176	10,000	10,172
Accrued interest payable	307	307	331	331
Off-balance sheet financial instruments	0	0	0	0

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2010 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

The Corporation had net income of $1.4 million or $0.48 per share, for the first quarter ended March 31, 2011 compared to $1.4 million or $0.47 per share for the quarter ended March 31, 2010. The Corporation’s return on average assets for the first quarter of 2011 and 2010 was 1.52% and 1.45%, respectively.  Return on average equity for the same two periods was 11.74% and 12.31%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2011 and 2010, net interest income was $3.8 million and $3.9 million, respectively.

The Corporation increased municipal bond holdings in 2011 compared to 2010.  These tax-free municipal bonds have significantly lowered the corporation’s effective tax rate in 2011.  In 2010 the effective tax was rate 21.87% for the first three months, compared with 15.58% for the first three months of 2011.

FINANCIAL CONDITION

The Corporation’s total assets increased by $10.2 million, or 2.87% from December 31, 2010 to March 31, 2011.  Investments Available for Sale increased by $5.6 million. The increase in investments was mainly due to the purchase of $9.3 million in tax-free municipal bonds, principal pay-downs on mortgage backed securities of $4.1 million and a $432,000 increase in the fair value of the securities.  Net loans outstanding decreased by $1.9 million.  The decrease in loans was a result of declines in the following categories; $438,000 in commercial loans, $283,000 in lines of credit and $3.5 million in residential mortgages. These declines were offset by an increase of $1.1 million in commercial real estate loans, $652,000 in tax-free loans, $343,000 in construction mortgages and a $258,000 increase in consumer loans. The Corporation attributes the loan declines to lower demand for mortgage loans.

The Corporation’s total deposits increased $13.5 million from December 31, 2010 to March 31, 2011. The non-interest bearing deposits increased by $4.9 million and interest bearing deposits increased $8.6 million. The increases in non-interest bearing deposits continue a trend of customers maintaining higher averages balances in their accounts. The increase in the interest bearing deposits was due to increases in checking with interest accounts, money market accounts, savings accounts and certificates of deposits over $100,000 offset by decreases in certificate of deposits and checking with interest accounts.  The decrease in the certificates of deposits was due to the Corporation maintaining a conservative position when pricing certificate of deposits and the decrease in checking with interest is considered a normal change in customers’ accounts.  The Corporation attributes the increase in the other interest bearing liability accounts to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $47.0 million on March 31, 2011 compared to $46.0 million on December 31, 2010. Total shareholders’ equity increased due to the $1.4 million in net income and a $286,000 increase in other comprehensive income due to increases in fair value of securities available for sale. These increases were offset by $630,000 in dividends paid to shareholders.   Book value per common share increased from $16.08 at December 31, 2010 to $16.44 at March 31, 2011.

RESULTS OF OPERATIONS

First Three Months of 2011 as compared to the First Three Months of 2010

Net income for the first three months of 2011 was $1.4 million compared to $1.4 million for the same period of 2010.

Interest income for the three months ended March 31, 2011 was $4.4 million, compared with $4.7 million for the three months ending March 31, 2010. Loan income decreased in 2011 due to average loan balances decreasing 5.36% in 2011 compared with 2010 and slightly lower yields. The yield on the loan portfolio for the first three months of 2011 decreased ten (10) basis points to 5.66% from 5.76% in 2010.  The security portfolio of the Corporation is significantly different in composition for the first three months of 2011 compared with 2010. The Corporation’s average balance for tax-free municipal bonds was $67.1 million in 2011 compared with $42.2 million in 2010.  These bonds provided a significant benefit by decreasing the Corporation’s overall tax rate in 2011. Security income for the three months ended March 31, 2011 was $1.7 million, a slight decrease from the $1.8 million in 2010.   The average securities balances decreased 1.88% in 2011 compared to 2010. The yield on total average earning assets for the first three months of 2011 decreased seventeen (17) basis points to 5.38% compared to 2010.

Total interest expense of $562,000 for the first three months of 2011 decreased by $188,000 or 25.07% from the first three months of 2010. In the first quarter of 2011, the average interest-bearing liabilities balances decreased 9.83% and the cost of these liabilities decreased to 0.98% in 2011 from 1.18% in 2010.  The cost of interest-bearing liabilities declined due to lower market rates for all deposits in 2011 compared with 2010.

As a result of the foregoing, net interest income for the first three months of 2011 was $3.8 million compared to $3.9 million for the first three months of 2010.

The Corporation did not record a provision for loan losses for the three months ended March 31, 2011, or March 31, 2010. The Corporation’s high credit quality and the decrease in loan balances led to the determination that no provision was necessary for the first three months of 2011.

Non-interest income for the first three months of 2011 was $694,000, a decrease from $713,000 for first three months of 2010.  Asset management and trust income increased by $40,000 in 2011 compared with 2010.  The majority of the $40,000 increase was due to a $32,000 increase in managed asset revenue in 2011 compared with 2010.  The managed asset revenue increased due to higher market values on the assets being managed in 2011 compared with 2010.  In addition, estate fees increased $7,000 in 2011.  Service charges on deposit accounts decreased by $16,000 in 2011 compared with 2010.  The majority of the decline was due to a $27,000 decrease in overdraft fees on deposit accounts, offset by an increase of $14,000 in debit card fee income.  The decrease in overdraft fees is due to customers maintaining higher balances and being more conservative with their funds.  Other income decreased $45,000 in 2011 compared with 2010, which was mainly due to a $48,000 loss on the write-down of other real estate owned properties in 2011.

Non-interest expense for the first three months of 2011 was $2.9 million, the same as the $2.9 million for the first three months of 2010.  Salary and employee benefits increased $66,000 in 2011, mainly due to a $33,000 increase in health care, a $10,000 increase in salaries and an $8,000 increase in profit sharing plan expenses. Net occupancy expenses decreased by $13,000, due to lower repairs and maintenance and outside janitor’s services in 2011 compared with 2010. Furniture and equipment expense for 2011 declined by $33,000 due to a $19,000 decrease in equipment supply cost in 2011, an $8,000 decrease in equipment depreciation and a $9,000 decrease in software amortization expense.  Legal and professional services decreased $31,000 and FDIC insurance increased slightly by $5,000.  In 2011, less professional services were required in the first quarter 2011 compared with 2010.   Other expenses also decreased by $32,000.

Federal income tax for the first three months of 2011 was $251,000 compared to $378,000 for the same period in 2010. The effective tax rates for the first three months of 2011 and 2010 were 15.58% and 21.87%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due primarily to income from tax-exempt securities, loans, and bank owned life insurance.   The reduction in the effective tax rate for the first quarter of 2011 is the result of a higher percentage of municipal bonds in the investment portfolio.

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

The statement of cash flows for the first three months of 2011 indicates cash was provided by the increase in deposits and a decrease in loan balances.  Cash provided by deposit increases and loan decreases were used to reduce short-term borrowings and fund the purchase of securities.

As of March 31, 2011, the Corporation had available funding of approximately $94.4 million at the FHLB, with an additional $17 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of March 31, 2011 was $109.7 million, with $15.3 million borrowed, resulting in the $94.4 million of available funds.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2011 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$36,244
Standby letters of credit	243

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2011 with that as of December 31, 2010. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Three months ended	At or For the Year ended
	March 31, 2011	December 31, 2010
	(dollars in thousands)

Non-performing loans:
Loans on non-accrual basis	$155	$149
Past due loans > 90 days	0	0
Renegotiated loans	658	674
Total non-performing loans	813	823
Foreclosed real estate	689	716

Total non-performing assets	$1,502	$1,539

Loans outstanding at end of period	$190,040	$191,906
Average loans outstanding (year-to-date)	$191,950	$198,537

Non-performing loans as a percent of total loans	0.43%	0.43%
Provision for loan losses	$0	$0
Net charge-offs	$0	$36
Net charge-offs as a percent of average loans	0.00%	0.02%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,686	$1,686
Allowance for loan losses as a percent of average loans outstanding	0.88%	0.85%

As of March 31, 2011, $83,000 of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The renegotiated loan  is comprised of one loan relationship involved in the retail segment. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2011, the gross amount of interest that would have been recorded on non-accrual loans would have been $2,000.  The actual interest reflected in income on these loans was $1,000.

MARKET RISK

The company’s net earnings depend in large part upon the difference between the amounts earned on its loans and investment securities and the interest paid on its deposits and borrowed funds (interest-bearing liabilities).  The amounts the Company earns on its interest-earning assets and the amounts it pays on its interest-bearing liabilities are significantly affected by general economic conditions and by policies of regulatory authorities.

Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its lending, security investments, and deposit taking activities.  To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of interest rate changes on its net interest income and capital.  However, a sudden and substantial shift in interest rates may adversely impact the Company’s earnings to the extent that the interest earned on interest-earning assets and interest paid on interest-bearing liabilities do not change at the same frequency, to the same extent or on the same basis.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2011, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 20.29% and 21.09% respectively. The leverage ratio was 12.07%.

The table below presents the Bank’s capital position at March 31, 2011
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$42,365	20.29%
Tier I Capital Requirement	8,354	4.00

Total Equity Capital	$44,051	21.09%
Total Equity Capital Requirement	16,708	8.00

Leverage Capital	$42,365	12.07%
Leverage Requirement	14,045	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock  from time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization  through March 31, 2011. There were no shares purchased during the first quarter 2011, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1- January 31	0	0	0	114,826
February 1 - February 28	0	0	0	114,826
March 1- March 31	0	0	0	114,826
Total	0	0	0

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

                        None.

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 13, 2011	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 13, 2011	/s/ Thomas D. Watters
Thomas D. Watters, Senior Vice President and
Chief Financial Officer