Form 10-Q
period 2011-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2011-08-12
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large Accelerated filer [  ]    Accelerated filer   [   ] Non-accelerated filer [   ]   Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]YES                           [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT August 1, 2011
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.Controls and Procedures	25

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)

ASSETS
Cash and due from banks	$6,949	$5,578
Interest bearing deposits with banks	11	16
Total cash and cash equivalents	6,960	5,594

Investment securities available for sale	159,026	131,159
Restricted investments in bank stock	3,916	4,339

Loans receivable	190,858	191,906
Allowance for loan losses	(1,683)	(1,686)
Net loans	189,175	190,220

Premises and equipment, net	3,192	3,323
Accrued interest receivable	2,052	1,519
Investment in life insurance	15,715	15,471
Other assets	2,101	3,852

Total assets	$382,137	$355,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$87,711	$77,209
Interest bearing	202,724	199,285
Total deposits	290,435	276,494

Short-term borrowings	30,125	17,700
Long-term borrowings	10,000	10,000
Other liabilities	3,563	5,271
Total liabilities	334,123	309,465

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,860,953
shares outstanding in 2011 and 2010	7,200	7,200
Retained earnings	48,795	47,207
Accumulated other comprehensive income	4,563	4,149
Treasury stock, at cost, 739,047 shares in 2011 and 2010	(12,544)	(12,544)
Total shareholders' equity	48,014	46,012

Total liabilities and
shareholders' equity	$382,137	$355,477

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$2,666	$2,854	$5,383	$5,774
Interest and dividends on investments:
Taxable	887	1,165	1,810	2,488
Exempt from federal income taxes	910	590	1,638	1,038
Other	1	1	1	2
Total interest income	4,464	4,610	8,832	9,302

INTEREST EXPENSE:
Interest on deposits	475	633	960	1,283
Interest on short-term borrowings	11	36	29	77
Interest on long-term borrowings	59	59	118	118
Total interest expense	545	728	1,107	1,478

NET INTEREST INCOME	3,919	3,882	7,725	7,824
PROVISION FOR LOAN LOSSES	0	0	0	0

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,919	3,882	7,725	7,824

OTHER INCOME:
Trust department income	254	217	506	429
Service charges on deposit accounts	270	298	526	570
Income from investment in life insurance	121	122	244	243
Other income	80	62	143	170
Total other operating income	725	699	1,419	1,412

OTHER EXPENSES:
Salaries and employee benefits	1,516	1,490	3,101	3,009
Net occupancy	200	199	414	426
Furniture and equipment expense	104	135	213	277
Pennsylvania shares tax	127	126	253	252
Legal and professional	129	115	222	239
FDIC insurance	83	85	170	167
Other expenses	738	720	1,413	1,427
Total other operating expenses	2,897	2,870	5,786	5,797

INCOME BEFORE INCOME TAXES	1,747	1,711	3,358	3,439
Income tax expense	260	330	511	708

NET INCOME	$1,487	$1,381	$2,847	$2,731

Average Shares Outstanding	2,860,953	2,860,953	2,860,953	2,860,953

EARNINGS PER SHARE, BASIC	$0.52	$0.48	$1.00	$0.95

Dividends Paid Per Share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data) (unaudited)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity

Balance at December 31, 2010	$7,200	$47,207	$(12,544)	$4,149	$46,012

Comprehensive Income
Net income	0	2,847	0	0	2,847

Other comprehensive income, net of tax:
Unrealized net gains on securities	0	0	0	414	414
Total Comprehensive income					3,261

Cash dividends paid
$0.44 per share	0	(1,259)	0	0	(1,259)

Balance at June 30, 2011	$7,200	$48,795	$(12,544)	$4,563	$48,014

Balance at December 31, 2009	$7,200	$44,223	$(12,544)	$4,613	$43,492

Comprehensive Income
Net income	0	2,731	0	0	2,731

Other comprehensive income, net of tax:
Unrealized net gains on securities	0	0	0	512	512
Total Comprehensive income					3,243

Cash dividends paid
$0.44 per share	0	(1,259)	0	0	(1,259)

Balance at June 30, 2010	$7,200	$45,695	$(12,544)	$5,125	$45,476

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2011	2010

OPERATING ACTIVITIES
Net income	$2,847	$2,731
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	164	209
Loss on sale of securities	0	5
Amortization of intangibles	49	49
Net accretion of loans and securities	(33)	(86)
Income from investment in life insurance	(244)	(243)
Decrease (increase) in other assets	1,190	(71)
Decrease in other liabilities	(1,921)	(278)
Net cash provided by operating activities	2,052	2,316

INVESTING ACTIVITIES
Purchase of securities	(36,022)	(21,754)
Maturities and calls of securities	8,815	22,766
Redemption of restricted investments in bank stock	423	0
Net decrease in loans	1,023	6,982
Proceeds from sale of foreclosed real estate	1	2
Purchase of premises and equipment	(33)	(109)
Net cash provided by (used in) investing activities	(25,793)	7,887

FINANCING ACTIVITIES
Net increase in deposits	13,941	4,649
Increase (decrease) in other short-term borrowings	12,425	(14,200)
Dividends paid	(1,259)	(1,259)
Net cash provided by (used in) financing activities	25,107	(10,810)
Increase (decrease) in cash and cash equivalents	1,366	(607)

Cash and cash equivalents at beginning of year	5,594	6,741

Cash and cash equivalents at end of quarter	$6,960	$6,134

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,144	$1,533

Income Taxes	$625	$800

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA (the “Bank”) and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2010, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2011 and the results of operations for the three and six-month periods ended June 30, 2011 and 2010. The results of operations for the three and six- months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

Reclassifications
     Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.  Such classifications had no effect on net income or changes in shareholders’ equity.

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

The allowance for loan loss calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.   Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets which do not currently expose the insured institution to sufficient risk, warrant classification as pass.  Assets that are not classified as pass and possess weaknesses are required to be designated “special mention.”  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.   Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”   In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of June 30, 2011:
(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$40,295	$83	$298	$0	$40,676
Commercial real estate	51,854	4,999	7,488	0	64,341
Residential mortgages	63,309	0	143	0	63,452
Loans to Individuals	22,346	43	0	0	22,389

Total	$177,804	$5,125	$7,929	$0	$190,858

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

Past due loans are reviewed on a monthly basis to identify loans for non-accrual status.  The Corporation generally places a loan on non-accrual status and discontinues interest accruals when principal or interest is due and has remained unpaid for 90 days. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.  Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011:

(Dollars in Thousands)

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$0	$0	$0	$0	$40,676	$40,676
Commercial real estate	0	793	16	809	63,532	64,341
Residential mortgages	50	0	103	153	63,299	63,452
Loans to individuals	68	0	31	99	22,290	22,389

Total	$118	$793	$150	$1,061	$189,797	$190,858

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

Loans on which the accrual of interest has been discontinued amounted to $150,000 and $149,000 at June 30, 2011 and December 31, 2010, respectively. There were $793,000 in loan balances past due 90 days or more and still accruing interest at June 30, 2011 and no loan balances past due 90 days or more and still accruing interest at December 31, 2010.

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011.

 (Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$79	$79	$0
Commercial real estate	1,048	1,048	0
Residential mortgages	35	35	0
Loans to Individuals	0	0	0
Subtotal	1,162	1,162	0

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	171	171	17
Commercial real estate	471	471	47
Residential mortgages	0	0	0
Loans to Individuals	0	0	0
Subtotal	642	642	64
Total	$1,804	$1,804	$64

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010.

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$44	$44	$0
Commercial real estate	317	317	0
Residential mortgages	40	40	0
Loans to Individuals	0	0	0
Subtotal	401	401	0

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	236	236	26
Commercial real estate	741	741	87
Residential mortgages	0	0	0
Loans to Individuals	0	0	0
Subtotal	977	977	113
Total	$1,378	$1,378	$113

At June 30, 2011 and December 31, 2010, the total recorded investment in loans considered to be impaired was $1,804,000 and $1,378,000, respectively.  Impaired loans with balances of $642,000 and $977,000 at June 30, 2011 and December 31, 2010 had related allowance for loan losses of $64,000 and $113,000, respectively.

The following table summarizes the average balance and interest income of loans individually evaluated for impairment by loan portfolio class as of June 30, 2011.

	Three-months ended June 30, 2011		Six-months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$81	$1	$83	$3
Commercial real estate	1,052	18	1,057	37
Residential mortgages	35	0	37	1
Loans to Individuals	0	0	0	0
Subtotal	1,168	19	1,177	41

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	174	2	180	5
Commercial real estate	472	8	474	14
Residential mortgages	0	0	0	0
Loans to Individuals	0	0	0	0
Subtotal	646	10	654	19
Total	$1,814	$29	$1,831	$60

The average recorded investment in impaired loans for the three and six-months ended June 30, 2011 was $1,814,000 and $1,831,000, respectively. Interest income on impaired loans of $29,000 and $60,000 was recognized for the three and six-months ended June 30, 2011, respectively.

The following table provides detail related to the allowance for loan losses:

Three-months ended June 30, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$186	$1,161	$105	$29	$205	$1,686
Charge-offs	0	0	(3)	0	0	(3)
Recoveries	0	0	0	0	0	0
Provision	13	(22)	0	9	0	0
Ending Balance	$199	$1,139	$102	$38	$205	$1,683

Six-months ended June 30, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$107	$1,378	$110	$31	$60	$1,686
Charge-offs	0	0	(3)	0	0	(3)
Recoveries	0	0	0	0	0	0
Provision	92	(239)	(5)	7	145	0
Ending Balance	$199	$1,139	$102	$38	$205	$1,683

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of June 30, 2011:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 17	$ 47	$ 0	$ 0	$ 0	$ 64
Ending balance: collectively evaluated for impairment	$ 182	$ 1,092	$ 102	$ 38	$ 205	$ 1,619
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 40,676	$ 64,341	$ 63,452	$22,389	$ 0	$190,858
Ending balance: individually evaluated for impairment	$ 250	$ 1,519	$ 35	$ 0	$ 0	$ 1,804
Ending balance: collectively evaluated for impairment	$ 40,426	$ 62,822	$ 63,417	$22,389	$ 0	$189,054
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of December 31, 2010:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 26	$ 87	$ 0	$ 0	$ 0	$ 113
Ending balance: collectively evaluated for impairment	$ 81	$ 1,291	$ 110	$ 31	$ 60	$ 1,573
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 36,245	$ 63,529	$ 68,755	$ 23,377	$ 0	$191,906
Ending balance: individually evaluated for impairment	$ 280	$ 1,058	$ 40	$ 0	$ 0	$ 1,378
Ending balance: collectively evaluated for impairment	$ 35,965	$ 62,471	$ 68,715	$ 23,377	$ 0	$190,528
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

June 30, 2011:

Obligations of states and political subdivisions	$100,716	$1,929	$(476)	$102,169
Mortgage-backed securities	51,396	5,461	0	56,857

	$152,112	$7,390	$(476)	$159,026
December 31, 2010:

Obligations of states and political subdivisions	$64,691	$937	$(180)	$65,448
Mortgage-backed securities	60,181	5,530	0	65,711

$124,872	$6,467	$(180)	$131,159

The amortized cost and fair value of securities at June 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	380	383
Due after ten years	100,336	101,786
Mortgage Backed Securities	51,396	56,857

$152,112	$159,026

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

June 30, 2011
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$ 25,440	$ (462)	$ 1,246	$ (14)	$ 26,686	$ (476)

December 31, 2010
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$11,183	$ (180)	$ 0	$ 0	$11,183	$ (180)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of June 30, 2011 there were eighteen (18) municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities.

Note 4   Comprehensive Income

The components of other comprehensive income and related tax effects for the three and six-month periods ended June 30, 2011 and 2010 are as follows: (dollars in thousands)

	For three-months		For six-months
	ended June 30		ended June 30
	2011	2010	2011	2010
Unrealized gains on
securities available for sale	$195	$354	$627	$771
Reclassification adjustment for loss
realized in income	0	5	0	5

Net Unrealized Gains	195	359	627	776

Tax effect	(67)	(122)	(213)	(264)
Net of Tax Amount	$128	$237	$414	$512

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $243,000 automatically renews within the next twelve months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three and six-months ended June 30, 2011 and 2010 was 2,860,953.

Note 8   New Accounting Standards

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, which clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Corporation has determined that the adoption of this ASU will not have a material impact on its statement of financial condition and statement of income.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011.  As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The Corporation has determined that the adoption of this ASU will not have a material impact on its statement of financial condition and statement of income.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank (FHLB) according to a predetermined formula.  This restricted stock is carried at cost and as of June 30, 2011, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  The FHLB of Pittsburgh repurchased 5% or $228,000 of capital stock from the Corporation in 2010.  The FHLB of Pittsburgh repurchased 5% or $217,000 of capital stock from the Corporation in February 2011, an additional 5% or $206,000 of capital stock from the Corporation in April 2011 and an additional 5% or $196,000 of capital stock from the Corporation in July 2011.  The FHLB dividend suspension remains in effect.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB's capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2011.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

                                             (In Thousands)
June 30, 2011:
Obligations of states and political subdivisions	$0	$102,169	$0
Mortgage-backed securities	0	56,857	0

$ 0	$ 159,026	$ 0

December 31, 2010:
Obligations of states and political subdivisions	$0	$65,448	$0
Mortgage-backed securities	0	65,711	0

$ 0	$ 131,159	$ 0

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended June 30, 2011 and December 31, 2010.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

                                                                                                                                                                                           (In Thousands)

June 30, 2011:
Impaired Loans	$ 0	$ 0	$ 578

December 31, 2010:
Impaired Loans	$ 0	$ 0	$ 864

Impaired loans at June 30, 2011, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of  $642,000 with a valuation allowance of $64,000.

Impaired loans at December 31, 2010, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $977,000 with a valuation allowance of $113,000.

The impaired loans at June 30, 2011 have declined due to one borrower’s improved cash flow position.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of June 30, 2011 and December 31, 2010 are presented in the following table:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$ 6,960	$ 6,960	$ 5,594	$ 5,594
Securities available for sale	159,026	159,026	131,159	131,159
Restricted investments in bank stock	3,916	3,916	4,339	4,339
Net loans receivable	189,175	187,761	190,220	191,109
Accrued interest receivable	2,052	2,052	1,519	1,519
Financial liabilities:
Deposits	$290,435	$284,767	$276,494	$272,035
Short-term borrowings	30,125	30,125	17,700	17,700
Long-term borrowings	10,000	10,155	10,000	10,172
Accrued interest payable	294	294	331	331
Off-balance sheet financial instruments	0	0	0	0

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

Note 11 Subsequent Events

The Corporation has evaluated subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission.  We have incorporated into these consolidated financial statements the effect of all material known events determined by ASC Topic 855, “Subsequent Events,” to be recognizable events.

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

OVERVIEW

The Corporation had net income of $2.8 million or $1.00 per share, for the six months ended June 30, 2011 compared to $2.7 million or $0.95 per share for the six months ended June 30, 2010. The Corporation’s return on average assets for the first half of 2011 and 2010 was 1.56% and 1.47%, respectively.  Return on average equity for the same two periods was 12.11% and 12.33%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2011 and 2010, net interest income was $7.7 million and $7.8 million, respectively.

FINANCIAL CONDITION

The Corporation’s total assets increased by $26.7 million, or 7.50% from December 31, 2010 to June 30, 2011.  Total cash and cash equivalents increased by $1.4 million and investment securities available for sale increased by $27.9 million. The increase in investments was mainly due to the purchase of $36.0 million in municipal bonds, $8.8 million in principal pay-downs on mortgage-backed securities and a $627,000 increase in fair value of securities. Net loans outstanding decreased by $1.0 million.  The Corporation experienced loan declines in residential mortgages, these declines were partially offset by an increase in commercial loans.

The Corporation’s total deposits increased $13.9 million or 5.00% from December 31, 2010 to June 30, 2011. The non-interest bearing deposits increased by $10.5 million and the interest bearing deposits increased by $3.4 million. The increase in non-interest bearing deposits is a result of customers maintaining higher average balances in their checking accounts. The increase in the interest bearing deposits was due to increases in checking with interest accounts and savings accounts partially offset by decreases in certificate of deposits and money market accounts.

The decrease in the certificates of deposits was due to the Corporation maintaining a conservative position when pricing certificate of deposits.  The Corporation attributes the increase in the other interest bearing liability accounts to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $48.0 million on June 30, 2011 compared to $46.0 million on December 31, 2010. Total shareholders’ equity increased due to the following; the $2.8 million in net income, a $414,000 increase in other comprehensive income, due to increases in the fair value of securities available for sale and a $1.3 million decrease from cash dividends paid to shareholders. Book value per common share increased from $16.08 at December 31, 2010 to $16.78 at June 30, 2011.

RESULTS OF OPERATIONS

First Six Months of  2011 as compared to the First Six Months of 2010

Net income for the first six months of 2011 was $2.8 million compared to $2.7 million for the same period of 2010, representing a 3.70% increase.

Interest income for the six months ended June 30, 2011 was $8.8 million, compared with $9.3 million in 2010.  Loan income for the six months ended June 30, 2011 was $5.4 million compared to $5.8 million in 2010.  The decrease in loan income was due to lower average loan balances and lower yields in 2011 compared to 2010. Average loans outstanding in 2011 were $9.6 million lower than 2010; loan yields for the first six months of 2011 decreased twelve (12) basis points to 5.62%. This decrease in the loan yield is due to lower market rates for new loans. The security portfolio of the Corporation is significantly different in composition for the first six months of 2011 compared with 2010. The Corporations’ average balance for tax-free municipal bonds was $74.6 million in 2011 compared with $48.2 million in 2010.  These bonds provided a significant benefit of decreasing the Corporation’s effective  tax rate in 2011. Investment income from securities decreased $78,000 or 2.20% for the six months ended June 30, 2011 compared with the same period in 2010.  The average securities balances increased 2.32% in 2011 compared to 2010. The yield on total average earning assets for the first six months of 2011 and 2010 was 5.34% and 5.52%, respectively.

Total interest expense of $1.1 million for the first six months of 2011 decreased $371,000 or 25.10% compared with the first six months of 2010.  The average interest bearing liabilities in 2011 were $231.5 million, a decrease of 7.59% from the 2010 average.  The cost of interest bearing liabilities decreased from 1.18% in 2010 to 0.96% in 2011.  This decrease in interest cost is due to lower market rates for deposits and lower Federal Home Loan Bank (FHLB) borrowing costs in 2011 compared with 2010.

As a result of the foregoing, net interest income for the first six months of 2011 was $7.7 million compared to $7.8 million for the first six months of 2010.

The Corporation did not record a loan loss provision expense for the six months ended June 30, 2011 or June 30, 2010.

Other non-interest income held steady at $1.4 million for the first six months of 2011, the same as 2010. The changes within other income were; trust income increased by $77,000 in 2011, mainly due an increase in market values on the assets held in the trust department, which resulted in higher asset revenue.  Service charges on deposit accounts decreased by $44,000 compared to first six months of 2010 due to a $69,000 decrease in overdraft fees on checking accounts, offset by a $25,000 increase in debit card fees. The Corporation attributes the decline in overdraft fess to customers’ being cautious and maintaining higher balances in their accounts. Other income decreased $27,000 in 2011, mainly due to a write-down in market value of $47,000 on other real estate owned.

Operating expenses held steady at $5.8 million for the first six months of 2011, with no increase compared with 2010.   Within operating expenses, the following changes in expenses occurred.  Salaries and employee benefit costs increased by $92,000, the majority of the $92,000 increases was an $11,000 increase in salaries, a $13,000 increased in retirement costs and a $49,000 increase in health insurance. Net occupancy decreased slightly by $12,000. Furniture and equipment expense decreased by $64,000 in 2011, mainly due a $20,000 decrease in equipment supplies, a $18,000 decrease in  equipment depreciation and a $23,000 decrease in computer software amortization expense.  Legal and professional fees decreased slightly by $17,000 and other expenses also decreased slightly by $14,000.

Federal income tax for the first six months of 2011 was $511,000 compared to $708,000 for the same period in 2010. The effective tax rates for the first six months of 2011 and 2010 were 15.21% and 20.59%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt securities, loans, and bank owned life insurance.  The significant decrease in the effective tax rate is due to a major shift in the investment portfolio.  In 2011, the average tax-free municipal bonds for the first six months were $74.6 million compared with an average of $48.2 million for the first six months of 2010.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

The Corporation’s net income for the three months ended June 30, 2011 was $1.5 million compared to $1.4 million for the same period of 2010, representing a 7.14% increase.

Interest income for the three months ended June 30, 2011 was $4.5 million, compared with $4.6 million for the three months ending June 30, 2010. Loan income decreased in 2011 due to average loan balances decreasing 4.18% in 2011 compared with 2010 and yields moved lower, from 5.73% in 2010 to 5.58% in 2011.  The security portfolio of the Corporation is significantly different in composition for the three months ending June 30, 2011 compared with the same period in 2010. The Corporation increased its municipal bond holdings in 2011 compared with 2010.  These bonds provided a significant benefit of decreasing the Corporation’s effective tax rate in 2011. Security income for the three months ended June 30, 2011 was higher by $43,000 compared with same period 2010. The average securities balances increased 6.43% in 2011 compared to 2010. The yield on total average earning assets for the first three months of 2011 decreased eighteen (18) basis points to 5.31% compared to 2010.

Total interest expense of $545,000 for second quarter of 2011 decreased by $183,000 or 25.14% from the second quarter of 2010. In the second quarter of 2011, the average interest-bearing liabilities balances decreased 5.31% compared with 2010 and the cost of these liabilities decreased to 0.93% in 2011 from 1.18% in 2010.  The cost of interest-bearing liabilities declined in 2011 due to lower market rates for deposit accounts.  The Corporation’s FHLB borrowing costs also declined.

As a result of the foregoing, net interest income for the three months ending June 30, 2011 was $3.9 million, the same as June 30, 2010.

The Corporation recorded no provision for loan losses for the second quarter of 2011 and 2010, respectively.

Other non-interest income increased by $26,000 or 3.72% to $725,000 for the three months ended June 30, 2011 compared with the same period 2010. Trust income increased $37,000 due to an increase in market values on assets under management. Service charges on deposit accounts decreased by $28,000, mainly due to lower overdraft fees and other income increased by $18,000.

Other expenses were $2.9 million for the three months ended June 30, 2011, the same as 2010.   Changes within other expenses were; salaries and employee benefits increased by $26,000, in large part, due to a $16,000 increase in health insurance cost for the second quarter 2011 compared with 2010. Furniture and equipment expense decreased $31,000, mainly due to lower equipment depreciation and lower software amortization expense.  Legal and professional fees increased slightly by $14,000 and other expenses increased by $18,000.

Federal income tax for the three months ending June 30, 2011 was $260,000 compared to $330,000 for the same period in 2010. The effective tax rates during the second quarters of 2011 and 2010 were 14.88% and 19.29%, respectively. The reduction in the effective tax rate for the first quarter of 2011 is the result of a higher percentage of municipal bonds in the investment portfolio.

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

The statement of cash flows for the first six months of 2011 indicates cash provided by the increase in deposits and short-term borrowings, along with cash provided by operations was used to purchase securities.

As of June 30, 2011, the Corporation had available funding of approximately $70.3 million at the FHLB, with an additional $16 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) is currently as $107.3 million, with $37.0 million borrowed resulting in the $70.3 million as available.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of June 30, 2011 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$28,848
Standby letters of credit	243

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2011 with that as of December 31, 2010. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectability of a loan in non-accrual status, any payments received are applied to principal until doubt of collectability is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Six months ended	At or For the Year ended
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$150	$149
Past due loans > 90 days	793	0
Restructured loans	642	674
Total non-performing loans	1,585	823
Foreclosed real estate	685	716

Total non-performing assets	$2,270	$1,539

Loans outstanding at end of period	$190,858	$191,906
Average loans outstanding (year-to-date)	$191,485	$198,537

Non-performing loans as a percent of total loans	0.83%	0.43%
Provision for loan losses	$0	$0
Net charge-offs	$3	$36
Net charge-offs as a percent of average loans	0.00%	0.02%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,683	$1,686
Allowance for loan losses as a percent of average loans outstanding	0.88%	0.85%

As of June 30, 2011, none of non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. The restructured loan total comprises one loan relationship involved in the retail segment. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2011, the gross amount of interest that would have been recorded on non-accrual loans would have been $5,000.  The actual interest reflected in income on these loans was $2,000.

MARKET RISK

The Corporation’s net earnings depend in large part upon the difference between the amounts earned on its loans and investment securities and the interest paid on its deposits and borrowed funds (interest-bearing liabilities).  The amounts the Corporation earns on its interest-earning assets and the amounts it pays on its interest-bearing liabilities are significantly affected by general economic conditions and by policies of regulatory authorities.

Market risk is the risk of loss from adverse changes in market prices and rates.  The Corporation’s market risk arises primarily from interest rate risk inherent in its lending, security investments, and deposit taking activities.  To that end, management actively monitors and manages its interest rate risk exposure.

The Corporation’s primary objective in managing interest rate risk is to minimize the adverse impact of interest rate changes on its net interest income and capital.  However, a sudden and substantial shift in interest rates may adversely impact the Corporation’s earnings to the extent that the interest earned on interest-earning assets and interest paid on interest-bearing liabilities do not change at the same frequency, to the same extent or on the same basis.

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of June 30, 2011, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 19.87% and 20.64% respectively. The leverage ratio was 11.90%. The Corporation’s risk-based capital ratios are not materially different from the Bank’s.

The table below represents the Bank’s capital position at June 30, 2011 and December 31, 2010:
(Dollar amounts in thousands)

	June 30, 2011		December 31, 2010
	Amount	Percent of Adjusted Assets	Amount	Percent of Adjusted Assets

Tier I Capital	$43,265	19.87%	$41,640	19.90%
Tier I Capital Requirement	8,711	4.00	8,355	4.00

Total Equity Capital	$44,948	20.64%	$43,326	20.70%
Total Equity Capital Requirement	17,422	8.00	16,710	8.00

Leverage Capital	$43,265	11.90%	$41,640	11.90%
Leverage Requirement	14,544	4.00	14,000	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

        ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock  from time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization  through June 30, 2011. There were no shares purchased during the second quarter 2011, see table below.

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

ITEM 4.                      REMOVED AND RESERVED

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 12, 2011	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 12, 2011	/s/ Thomas D. Watters
Thomas D. Watters, Executive Vice President and
Chief Financial Officer