Form 10-Q
period 2011-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2011-11-10
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]YES                           [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT November 1, 2011
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4. Controls and Procedures	25

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)

ASSETS
Cash and due from banks	$7,238	$5,578
Interest bearing deposits with banks	324	16
Total cash and cash equivalents	7,562	5,594

Investment securities available for sale	177,772	131,159
Restricted investments in bank stock	3,720	4,339

Loans receivable	187,391	191,906
Allowance for loan losses	(1,673)	(1,686)
Net loans	185,718	190,220

Premises and equipment, net	3,136	3,323
Accrued interest receivable	2,302	1,519
Investment in life insurance	15,836	15,471
Other assets	4,391	3,852

Total assets	$400,437	$355,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$90,198	$77,209
Interest bearing	205,376	199,285
Total deposits	295,574	276,494

Short-term borrowings	36,275	17,700
Long-term borrowings	10,000	10,000
Other liabilities	7,154	5,271
Total liabilities	349,003	309,465

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,860,953
shares outstanding in 2011 and 2010	7,200	7,200
Retained earnings	49,930	47,207
Accumulated other comprehensive income	6,848	4,149
Treasury stock, at cost, 739,047 shares in 2011 and 2010	(12,544)	(12,544)
Total shareholders' equity	51,434	46,012

Total liabilities and
shareholders' equity	$400,437	$355,477

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	(unaudited)		(unaudited)
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$2,670	$2,826	$8,053	$8,600
Interest and dividends on investments:
Taxable	1,068	1,031	2,878	3,519
Exempt from federal income taxes	1,018	668	2,656	1,706
Other	0	0	1	2
Total interest income	4,756	4,525	13,588	13,827

INTEREST EXPENSE:
Interest on deposits	408	566	1,368	1,849
Interest on short-term borrowings	16	35	45	112
Interest on long-term borrowings	59	59	177	177
Total interest expense	483	660	1,590	2,138

NET INTEREST INCOME	4,273	3,865	11,998	11,689
PROVISION FOR LOAN LOSSES	0	0	0	0

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,273	3,865	11,998	11,689

OTHER INCOME:
Trust department income	327	280	833	709
Service charges on deposit accounts	268	294	794	864
Income from investment in life insurance	121	122	365	365
Other income	43	62	186	232
Total other operating income	759	758	2,178	2,170

OTHER EXPENSES:
Salaries and employee benefits	1,524	1,510	4,625	4,519
Net occupancy	218	212	632	638
Furniture and equipment expense	92	123	305	400
Pennsylvania shares tax	124	125	377	377
Legal and professional	84	110	306	349
FDIC insurance	8	90	178	257
Other expenses	766	763	2,179	2,190
Total other operating expenses	2,816	2,933	8,602	8,730

INCOME BEFORE INCOME TAXES	2,216	1,690	5,574	5,129
Income tax expense	337	298	848	1,006

NET INCOME	$1,879	$1,392	$4,726	$4,123

Average Shares Outstanding	2,860,953	2,860,953	2,860,953	2,860,953

EARNINGS PER SHARE, BASIC	$0.65	$0.49	$1.65	$1.44

Dividends Paid Per Share	$0.26	$0.22	$0.70	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data) (unaudited)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity

Balance at December 31, 2010	$7,200	$47,207	$(12,544)	$4,149	$46,012

Comprehensive Income
Net income	0	4,726	0	0	4,726

Other comprehensive income, net of tax:
Unrealized net gains on securities	0	0	0	2,699	2,699
Total Comprehensive income					7,425

Cash dividends paid
$0.70 per share	0	(2,003)	0	0	(2,003)

Balance at September 30, 2011	$7,200	$49,930	$(12,544)	$6,848	$51,434

Balance at December 31, 2009	$7,200	$44,223	$(12,544)	$4,613	$43,492

Comprehensive Income
Net income	0	4,123	0	0	4,123

Other comprehensive income, net of tax:
Unrealized net gains on securities	0	0	0	1,092	1,092
Total Comprehensive income					5,215

Cash dividends paid
$0.66 per share	0	(1,888)	0	0	(1,888)

Balance at September 30, 2010	$7,200	$46,458	$(12,544)	$5,705	$46,819

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Nine Months
	Ended September 30
	2011	2010

OPERATING ACTIVITIES
Net income	$4,726	$4,123
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	244	310
Loss on sale of securities	0	5
Amortization of intangibles	73	73
Net accretion of loans and securities	(36)	(110)
Income from investment in life insurance	(365)	(365)
Decrease (increase) in other assets	1,036	(117)
Decrease in other liabilities	(1,963)	(258)
Net cash provided by operating activities	3,715	3,661

INVESTING ACTIVITIES
Purchase of securities	(55,797)	(21,754)
Maturities and calls of securities	13,313	27,867
Redemption of restricted investments in bank stock	619	0
Net decrease in loans	4,479	7,900
Proceeds from sale of foreclosed real estate	45	2
Purchase of premises and equipment	(57)	(166)
Net cash provided by (used in) investing activities	(37,398)	13,849

FINANCING ACTIVITIES
Net increase in deposits	19,079	6,044
Increase (decrease) in other short-term borrowings	18,575	(20,475)
Dividends paid	(2,003)	(1,888)
Net cash provided by (used in) financing activities	35,651	(16,319)
Increase in cash and cash equivalents	1,968	1,191

Cash and cash equivalents at beginning of year	5,594	6,741

Cash and cash equivalents at end of quarter	$7,562	$7,932

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,673	$2,234

Income Taxes	$825	$1,050

Non-cash investing activities
Purchase of investment securities not settled until October 2011
included in other asset and other liabilities	$2,456	$0

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the “Corporation”) and its wholly owned subsidiaries, Commercial Bank & Trust of PA (the “Bank”) and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements of the Corporation for the year ended December 31, 2010, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2011 and the results of operations for the three and nine-month periods ended September 30, 2011 and 2010. The results of operations for the three and nine-months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

The following discusses key risks within each portfolio segment:

Commercial, industrial and other financing – These loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the company is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

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

The allowance for loan loss calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans.  Such evaluations for commercial and consumer loans are also made when credit deficiencies arise, such as delinquent loan payments.  Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets which do not currently expose the insured institution to sufficient risk, warrant classification as pass.  Assets that are not classified as pass and possess weaknesses are required to be designated “special mention.”  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.   Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”   In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of September 30, 2011:
(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$40,885	$129	$244	$0	$41,258
Commercial real estate	50,883	5,824	6,699	0	63,406
Residential mortgages	60,881	409	139	0	61,429
Loans to Individuals	21,139	159	0	0	21,298

Total	$173,788	$6,521	$7,082	$0	$187,391

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

(Dollars in Thousands)

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$4	$0	$0	$4	$41,254	$41,258
Commercial real estate	0	0	16	16	63,390	63,406
Residential mortgages	0	0	149	149	61,280	61,429
Loans to individuals	1	0	30	31	21,267	21,298

Total	$5	$0	$195	$200	$187,191	$187,391

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

Loans on which the accrual of interest has been discontinued amounted to $195,000 and $149,000 at September 30, 2011 and December 31, 2010, respectively. There were no loan balances past due 90 days or more and still accruing interest at September 30, 2011 and December 31, 2010.

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011.

 (Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$33	$33	$0
Commercial real estate	288	288	0
Residential mortgages	32	32	0
Loans to Individuals	0	0	0
Subtotal	353	353	0

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	165	165	16
Commercial real estate	468	468	47
Residential mortgages	0	0	0
Loans to Individuals	0	0	0
Subtotal	633	633	63
Total	$986	$986	$63

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010.

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$44	$44	$0
Commercial real estate	317	317	0
Residential mortgages	40	40	0
Loans to Individuals	0	0	0
Subtotal	401	401	0

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	236	236	26
Commercial real estate	741	741	87
Residential mortgages	0	0	0
Loans to Individuals	0	0	0
Subtotal	977	977	113
Total	$1,378	$1,378	$113

At September 30, 2011 and December 31, 2010, the total recorded investment in loans considered to be impaired was $986,000 and $1,378,000, respectively.  Impaired loans with balances of $633,000 and $977,000 at September 30, 2011 and December 31, 2010 had related allowance for loan losses of $63,000 and $113,000, respectively.

The following table summarizes the average balance and interest income of loans individually evaluated for impairment by loan portfolio class as of September 30, 2011.

	Three-months ended September 30, 2011		Nine-months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$77	$1	$88	$4
Commercial real estate	1,041	15	1,051	52
Residential mortgages	33	1	35	2
Loans to Individuals	0	0	0	0
Subtotal	1,151	17	1,174	58

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	166	2	177	7
Commercial real estate	469	6	472	20
Residential mortgages	0	0	0	0
Loans to Individuals	0	0	0	0
Subtotal	635	8	649	27
Total	$1,786	$25	$1,823	$85

The average recorded investment in impaired loans for the three and nine-months ended September 30, 2011 was $1,786,000 and $1,823,000, respectively. Interest income on impaired loans of $25,000 and $85,000 was recognized for the three and nine-months ended September 30, 2011, respectively.

The following table provides detail related to the allowance for loan losses:

Three-months ended September 30, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$199	$1,139	$102	$38	$205	$1,683
Charge-offs	0	0	0	(10)	0	(10)
Recoveries	0	0	0	0	0	0
Provision	22	21	(4)	(1)	(38)	0
Ending Balance	$221	$1,160	$98	$27	$167	$1,673

Nine-months ended September 30, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$107	$1,378	$110	$31	$60	$1,686
Charge-offs	0	0	(3)	(10)	0	(13)
Recoveries	0	0	0	0	0	0
Provision	114	(218)	(9)	6	107	0
Ending Balance	$221	$1,160	$98	$27	$167	$1,673

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of September 30, 2011:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 16	$ 47	$ 0	$ 0	$ 0	$ 63
Ending balance: collectively evaluated for impairment	$ 205	$ 1,113	$ 98	$ 27	$ 167	$ 1,610
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 41,258	$ 63,406	$ 61,429	$ 21,298	$ 0	$ 187,391
Ending balance: individually evaluated for impairment	$ 198	$ 756	$ 32	$ 0	$ 0	$ 986
Ending balance: collectively evaluated for impairment	$ 41,060	$ 62,650	$ 61,397	$ 21,298	$ 0	$ 186,405
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of December 31, 2010:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 26	$ 87	$ 0	$ 0	$ 0	$ 113
Ending balance: collectively evaluated for impairment	$ 81	$ 1,291	$ 110	$ 31	$ 60	$ 1,573
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 36,245	$ 63,529	$ 68,755	$ 23,377	$ 0	$191,906
Ending balance: individually evaluated for impairment	$ 280	$ 1,058	$ 40	$ 0	$ 0	$ 1,378
Ending balance: collectively evaluated for impairment	$ 35,965	$ 62,471	$ 68,715	$ 23,377	$ 0	$190,528
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The Corporation has adopted ASU No. 2011-02, A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR). The Corporation has determined that as of and for the periods ending September 30, 2011 and December 31, 2010, there were no loans considered as a troubled debt restructures.

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

September 30, 2011:

Obligations of states and political subdivisions	$120,482	$ 5,250	$ (52)	$125,680
Mortgage-backed securities	46,913	5,179	0	52,092

	$167,395	$10,429	$ (52)	$177,772
December 31, 2010:

Obligations of states and political subdivisions	$ 64,691	$ 937	$ (180)	$ 65,448
Mortgage-backed securities	60,181	5,530	0	65,711

$124,872	$6,467	$ (180)	$131,159

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ 0	$ 0
Due after one year through five years	0	0
Due after five years through ten years	380	401
Due after ten years	120,102	125,279
Mortgage Backed Securities	46,913	52,092

$167,395	$177,772

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2011
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$ 5,192	$ (52)	$ 0	$ 0	$ 5,192	$ (52)

December 31, 2010
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$11,183	$ (180)	$ 0	$ 0	$11,183	$ (180)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of September 30, 2011 there were four (4) municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities.

Note 4   Comprehensive Income

The components of other comprehensive income and related tax effects for the three and nine-month periods ended September 30, 2011 and 2010 are as follows: (dollars in thousands)

	For three-months		For nine-months
	ended September 30		ended September 30
	2011	2010	2011	2010
Unrealized gains on
securities available for sale	$3,463	$878	$4,090	$1,649
Reclassification adjustment for loss
realized in income	0	0	0	5

Net Unrealized Gains	3,463	878	4,090	1,654

Tax effect	(1,177)	(299)	(1,391)	(562)
Net of Tax Amount	$2,286	$579	$2,699	$1,092

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $232,000 automatically renew within the next twelve months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three and nine-months ended September 30, 2011 and 2010 was 2,860,953.

Note 8   New Accounting Standards

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation has determined that the adoption of this ASU will not have a material impact on its financial condition and results of operations.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank (FHLB) according to a predetermined formula.  This restricted stock is carried at cost and as of September 30, 2011, consists of the common stock of FHLB of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  The FHLB of Pittsburgh repurchased 5% or $228,000 of capital stock from the Corporation in 2010.  The FHLB of Pittsburgh repurchased 5% or $217,000 of capital stock from the Corporation in February 2011, an additional 5% or $206,000 of capital stock from the Corporation in April 2011, an additional 5% or $196,000 of capital stock from the Corporation in July 2011 and an additional 5% or $186,000 of capital stock from the Corporation in October 2011.  The FHLB dividend suspension remains in effect.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB's capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at September 30, 2011.

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

                                                                                                                                                                    (In Thousands)
September 30, 2011:
Obligations of states and political subdivisions	$ 0	$ 125,680	$ 0
Mortgage-backed securities	0	52,092	0

$ 0	$ 177,772	$ 0

December 31, 2010:
Obligations of states and political subdivisions	$ 0	$ 65,448	$ 0
Mortgage-backed securities	0	65,711	0

$ 0	$ 131,159	$ 0

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended September 30, 2011 and December 31, 2010.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

                                                                                                                                                                                 (In Thousands)

September 30, 2011:
Impaired Loans	$ 0	$ 0	$ 570

December 31, 2010:
Impaired Loans	$ 0	$ 0	$ 864

Impaired loans at September 30, 2011, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of  $633,000 with a valuation allowance of $63,000.

Impaired loans at December 31, 2010, which are measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans, had a carrying amount of $977,000 with a valuation allowance of $113,000.

The impaired loans at September 30, 2011 have declined due to one borrower’s improved cash flow position.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of September 30, 2011 and December 31, 2010 are presented in the following table:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and equivalents	$ 7,562	$ 7,562	$ 5,594	$ 5,594
Securities available for sale	177,772	177,772	131,159	131,159
Restricted investments in bank stock	3,720	3,720	4,339	4,339
Net loans receivable	185,718	192,160	190,220	191,109
Accrued interest receivable	2,302	2,302	1,519	1,519
Financial liabilities:
Deposits	$295,574	$291,364	$276,494	$272,035
Short-term borrowings	36,275	36,275	17,700	17,700
Long-term borrowings	10,000	10,063	10,000	10,172
Accrued interest payable	249	249	331	331
Off-balance sheet financial instruments	0	0	0	0

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

OVERVIEW

The Corporation had net income of $4.7 million or $1.65 per share, for the nine months ended September 30, 2011 compared to $4.1 million or $1.44 per share for the nine months ended September 30, 2010. The Corporation’s return on average assets for the first nine months of 2011 and 2010 was 1.69% and 1.48%, respectively.  Return on average equity for the same two periods was 13.22% and 12.21%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the nine months ended September 30, 2011 and 2010, net interest income was $12.0 million and $11.7 million, respectively.

FINANCIAL CONDITION

The Corporation’s total assets increased by $45.0 million, or 12.65%, from December 31, 2010 to September 30, 2011.  Total cash and cash equivalents increased by $2.0 million and investment securities available for sale increased by $46.6 million. The increase in investments was mainly due to the purchase of $55.8 million in municipal bonds, $13.3 million in principal pay-downs on mortgage-backed securities, and a $4.1 million increase in fair value of securities. The Corporation’s loans declined $4.5 million from December 31, 2010 to September 30, 2011.  The decline can be attributed to decreasing residential loan balances on first and second mortgage loans.  Residential mortgages declined $8.2 million and home equity installment loans declined $1.5 million for the first nine months of 2011.  In addition lines of credit decreased by $900,000.  These decreases were partially offset by increases in construction mortgage and commercial loans.  Within commercial loans, tax free municipal loans increased by $2.7 million, commercial loans increased $1.2 million and commercial mortgage loans increased by $900,000. The Bank has made an effort to book commercial loans that have shorter terms in comparison to longer term residential loans in the current low rate environment.

The Corporation’s total deposits increased $19.1 million from December 31, 2010 to September 30, 2011. The non-interest bearing deposits increased by $13.0 million and interest bearing deposits increased by $6.1 million for the first nine months of 2011.  The increase in non-interest bearing accounts is due to customers maintaining higher average balances in their checking accounts.  The interest bearing accounts increased also due to customers maintaining higher balances in their checking with interest, money market and savings accounts.  These increases were partially offset by declines in certificates of deposits.  Certificate customers are opting to move money into other interest bearing deposit accounts due to the low interest rates currently being paid on certificates/time deposits. The Corporation attributes the increase in deposits to the customers desire to place funds in liquid, FDIC insured accounts that provide both safety and flexibility.

Shareholders’ equity was $51.4 million as of September 30, 2011 compared with $46.0 million as of December 31, 2010.  Total shareholders’ equity increased due to the following; $4.7 million in net income, a $2.7 million increase in other comprehensive income, due to increases in fair market values of securities available for sale and a $2.0 million decrease from the cash dividends paid to shareholders.

RESULTS OF OPERATIONS

First Nine Months of 2011 as compared to the First Nine Months of 2010

Net income for the first nine months of 2011 was $4.7 million compared to $4.1 million for the same period of 2010, representing a 14.63% increase.

Interest income for the nine months ended September 30, 2011 was $13.6 million, compared with $13.8 million in 2010.  Loan income for the nine months ended September 30, 2011 was $8.1 million compared to $8.6 million in 2010.  The decrease in loan income was due to lower average loan balances and lower yields in 2011 compared to 2010. Loan outstanding averages in 2011 were $9.3 million lower than 2010; loan yields for the first nine months of 2011 decreased ten (10) basis points to 5.63%. This decrease in the loan yield is due to lower market rates for new loans. The security portfolio of the Corporation is significantly different in composition for the first nine months of 2011 compared with 2010. The Corporation’s average balance for tax-free municipal bonds was $80.0 million in 2011 compared with $52.6 million in 2010.  These bonds provided a significant benefit of decreasing the Corporation’s overall tax rate in 2011. Investment income from securities increased $304,000 or 5.81% for the nine months ended September 30, 2011 compared with the same period in 2010.  The average securities balances increased 9.57% in 2011 compared to 2010. The yield on total average earning assets for the first nine months of 2011 and 2010 was 5.34% and 5.50%, respectively.

Total interest expense of $1.6 million for the first nine months of 2011 decreased $548,000 or 25.65% compared with the first nine months of 2010.  The average interest bearing liabilities in 2011 were $237.2 million, a decrease of 0.68% over 2010 averages. The cost of interest bearing liabilities decreased from 1.19% in 2010 to 0.89% in 2011.  This decrease in interest cost is due to lower cost for Federal Home Loan Bank (FHLB) borrowings and lower market rates for all deposit accounts in 2011 compared with 2010.

As a result of the foregoing, net interest income for the first nine months of 2011 was $12.0 million compared to $11.7 million for the first nine months of 2010.

The Corporation did not record a loan loss provision expense for the nine months ended September 30, 2011 or September 30, 2010.

Other non-interest income held steady at $2.2 million for the first nine months of 2011, the same as 2010. The changes within other income were; trust income increased by $124,000 in 2011, mainly due an increase in market values on the assets held in the trust department, which resulted in higher asset revenue.  Service charges on deposit accounts decreased by $70,000 compared to first nine months of 2010 due mainly to a $95,000 decrease in overdraft fees on checking accounts, offset by a $36,000 increase in debit card fees. The Corporation attributes the decline in overdraft fees to customers’ being cautious and maintaining higher balances in their accounts. Other income decreased $46,000 in 2011, mainly due to a write-down in market value of $47,000 on other real estate owned.

Operating expenses declined slightly to $8.6 million for the first nine months of 2011, from $8.7 million in 2010.  Within operating expenses, the following changes in expenses occurred.  Salaries and employee benefit costs increased by $106,000; the majority of the increase was a $72,000 increase in health insurance cost. Net occupancy decreased slightly by $6,000. Furniture and equipment expense decreased by $95,000 in 2011, mainly due a $25,000 decrease in equipment supplies, a $21,000 decrease in  equipment depreciation and a $45,000 decrease in computer software amortization expense.  Legal and professional fees decreased by $43,000 and other expenses also decreased slightly by $11,000.

Federal income tax for the first nine months of 2011 was $848,000 compared to $1.0 million for the same period in 2010. The effective tax rates for the first nine months of 2011 and 2010 were 15.21% and 19.61%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due principally to income from tax-exempt securities, loans, and bank owned life insurance.  The significant decrease in the effective tax rate is due to a major shift in the investment portfolio.  In 2011, the average tax-free municipal bonds for the first nine months were $80.0 million compared with an average of $52.6 million for the first nine months of 2010.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

The Corporation’s net income for the three months ended September 30, 2011 was $1.9 million compared to $1.4 million for the same period of 2010, representing a 35.71% increase.

Interest income for the three months ended September 30, 2011 was $4.8 million, compared with $4.5 million for the three months ending September 30, 2010. Loan income decreased by $ 156,000 or 5.5% in the third quarter of 2011 compared with 2010. This decrease was due to lower average loan outstandings in 2011, decreasing 4.33% in 2011 compared with 2010 and loan yields decreasing from 5.71% in 2010 to 5.63% in 2011.  The security portfolio of the Corporation is significantly different in composition for the three months ending September 30, 2011 compared with the same period in 2010. The Corporation increased its municipal bond holdings in 2011 compared with 2010.   Security income for the three months ended September 30, 2011 was higher by $387,000 compared with same period 2010. This increase in security income for the third quarter 2011 compared with the same period in 2010 was due to higher average securities balances, which  increased  24.08% in 2011 compared to 2010. The yield on total average earning assets for the three months ended September 30, 2011 decreased ten (10) basis points to 5.35% compared to 2010.

Total interest expense of $483,000 for the third quarter of 2011 decreased by $177,000 or 26.82% compared with the third quarter of 2010. In the third quarter of 2011, the average interest-bearing liability balances increased 4.04% compared with 2010.  The cost of these liabilities decreased to 0.78% in 2011 from 1.11% in 2010.  The cost of interest-bearing liabilities declined in 2011 due to lower market rates for deposit accounts and lower FHLB borrowing costs.

As a result of the foregoing, net interest income for the three months ending September 30, 2011 was $4.3 million compared to $3.9 million for the three months ending September 30, 2010.

The Corporation recorded no provision for loan losses for the third quarter of 2011 and 2010, respectively.

Non-interest income held steady at $759,000 at September 30, 2011 compared to $758,000 in 2010. Changes within non-interest income were, asset management and trust income increased by $47,000, service charges on deposit accounts decreased $26,000. The $47,000 increase in asset management and trust income in 2011 was mainly due to higher asset balances under management and higher estate settlement fees in 2011.  The decrease in service charges is mainly due to lower overdraft fees in 2011 compared with 2010.

Non-interest expense for the third quarter of 2011 decreased by $117,000 or 3.99% compared with same period in 2010. The largest change in non-interest expense was an $82,000 decrease in FDIC expense in 2011 compared with 2010 and the $26,000 decrease in legal and professional services.  The Corporation anticipates, going forward, the FDIC quarterly expense will be approximately $ 45,000 to 48,000.  The FDIC changed the method to calculate the banks FDIC insurance cost from a deposit based method to an asset less capital based method, which resulted in a reduction in FDIC cost for the bank. The legal and professional costs were lower in 2011 due to less professional service cost in 2011.

Federal income tax for the three months ending September 30, 2011 was $337,000 compared to $298,000 for the same period in 2010. The effective tax rates during the third quarters of 2011 and 2010 were 15.21% and 17.63%, respectively. The reduction in the effective tax rate for the third quarter of 2011 is the result of carrying a higher percentage of municipal tax free bonds in the investment portfolio.

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

The statement of cash flows for the first nine months of 2011 indicates cash provided by the increase in deposits and short-term borrowings, along with cash provided by the decrease in loans, maturity of securities and the cash from operations was used to purchase securities.

As of September 30, 2011, the Corporation had available funding of approximately $63.5 million at the FHLB, with an additional $15 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) is currently as $106 million, with $42.50 million borrowed resulting in the $63.5 million as available.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of September 30, 2011 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$29,199
Standby letters of credit	232

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of September 30, 2011 with that as of December 31, 2010. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectability of a loan in non-accrual status, any payments received are applied to principal until doubt of collectability is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Nine months ended	At or For the Year ended
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$195	$149
Past due loans > 90 days	0	0
Total non-performing loans	195	149
Foreclosed real estate	641	716

Total non-performing assets	$836	$865

Loans outstanding at end of period	$187,391	$191,906
Average loans outstanding (year-to-date)	$190,841	$198,537

Non-performing loans as a percent of total loans	0.10%	0.07%
Provision for loan losses	$0	$0
Net charge-offs	$13	$36
Net charge-offs as a percent of average loans	0.00%	0.02%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,673	$1,686
Allowance for loan losses as a percent of average loans outstanding	0.88%	0.85%

As of September 30, 2011, two of the non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2011, the gross amount of interest that would have been recorded on non-accrual loans would have been $9,000.  The actual interest reflected in income on these loans was $4,000.

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

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of September 30, 2011, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 20.05% and 20.81% respectively. The leverage ratio was 11.58%. The Corporation’s risk-based capital ratios are not materially different from the Bank’s.

The table below represents the Bank’s capital position at September 30, 2011 and December 31, 2010:
(Dollar amounts in thousands)

	September 30, 2011		December 31, 2010
	Amount	Percent of Adjusted Assets	Amount	Percent of Adjusted Assets

Tier I Capital	$44,396	20.05%	$ 41,640	19.90%
Tier I Capital Requirement	8,855	4.00	8,355	4.00

Total Equity Capital	$46,069	20.81%	$43,326	20.70%
Total Equity Capital Requirement	17,710	8.00	16,710	8.00

Leverage Capital	$44,396	11.58%	$41,640	11.90%
Leverage Requirement	15,332	4.00	14,000	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock  from time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization  through September 30, 2011. There were no shares purchased during the third quarter 2011, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1- July 31	0	0	0	114,826
August 1 – August 31	0	0	0	114,826
September1- September 30	0	0	0	114,826
Total	0	0	0

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: November 10, 2011	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: November 10, 2011	/s/ Thomas D. Watters
Thomas D. Watters, Executive Vice President and
Chief Financial Officer