Form 10-K
period 2011-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2012-03-28
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Large Accelerated Filer [   ]  Accelerated Filer [   ]                                                                                   Non-accelerated Filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[    ]    No [ X ]

The aggregate market value of registrant’s outstanding voting common stock held by non-affiliates on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $37,375,044.

Number of shares of common stock outstanding at March 1, 2012 2,860,953

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2012 annual meeting of shareholders to be held May 15, 2012 are incorporated by reference into Part III of this Form 10-K. In addition, portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 are incorporated by reference into Part II of this Form 10-K.

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

The Corporation purchased Ridge Properties Inc. in 2008.  Ridge Properties’ only asset is Commercial National Financial Corporation stock. The Corporation currently has one inactive subsidiary, Commercial National Investment Corp. There are no current plans for this subsidiary.

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

Employees

As of December 31, 2011, the Corporation employed 93 fulltime and 15 parttime employees. Approximately 57 employees are represented by the United Auto Workers, Local 1799.  In 2008, the Corporation and bargaining unit employees entered into a five-year labor agreement effective February 2009 through February 2014.

Executive Officers of the Corporation

The following table shows the names and ages of the current executive officers and the present and previous positions held by them for at least the past five years.

Name	Age	Present and Previous Positions

Gregg E. Hunter	53	Vice chairman, president and chief executive officer (February 2004 -
		present), Vice chairman and chief financial officer
		(December 1995 to January 2004)

Thomas D. Watters, CPA	50	Executive vice president and chief financial officer (July 2005-
		present), Chief Auditor (January 1998-July 2005)

Wendy S. Schmucker	43	Secretary/treasurer and senior vice president, division manager
		corporate administration (February 2004 – present) Secretary/treasurer
		and vice president, manager corporate administration (November
		1997 to January 2004)

Susan R. Skoloda	37	Vice president, corporate controls and community relations officer
		(March 2004 to present); assistant vice president (April 2001 to
		February 2004); assistant secretary/treasurer (April 1998 to present)

Keith M. Visconti	54	Executive vice president, group manager, sales and service (January
		2008 to present), senior vice president, division manager, commercial
		banking (December 2002 to January 2008)

Kelly R. Moreman	42	Executive vice president, division manager, risk management & support
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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2012 there were 411 shareholders of record of the Corporation's common stock. The number of shareholders of record and those shareholders listed by each registered clearing agent is approximately 849.  Commercial National Financial Corporation common stock is traded on The Nasdaq National Market under the trading symbol “CNAF” with an additional descriptive listing of “CmclNat.”  The high and low closing sale prices and dividends per share of our common stocks for the four quarters of 2011 and 2010 are summarized in the following table:

			Cash Dividend
	High	Low	Per Share
2011
First Quarter	$20.47	$18.34	$.22
Second Quarter	19.98	18.52	.22
Third Quarter	21.64	19.00	.26
Fourth Quarter	24.12	19.02	.26

2010
First Quarter	$18.30	$16.00	$.22
Second Quarter	17.75	16.29	.22
Third Quarter	16.98	16.00	.22
Fourth Quarter	19.48	16.07	.22

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

In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock from time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization through December 31, 2011.

The Corporation did not purchase any shares of  treasury stock during the quarter ended December 31, 2011, see table below.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in the Corporation’s Annual Report to shareholders for 2011 in the section titled “Interest Sensitivity and Market Risk” as part of the Corporation’s Management Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.  See the applicable portion of the Annual Report attached hereto as an exhibit.

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

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation’s management have conducted an evaluation of the effectiveness of the Corporation’s  internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the corporation’s registered public accounting firm regarding internal control over financial reporting.  The Corporation is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, therefore management’s report is not required to be subject to attestation by the corporation’s registered public accountant.

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

Item 9B.  OTHER INFORMATION

None
PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE
                  GOVERANCE

Information concerning (i) directors, appearing under the captions “Election of Directors” and “Corporate Governance” in the Corporation’s Proxy Statement, related to the Annual Meeting of Shareholders to be held May 15, 2012 (the “Proxy Statement”) (ii) information concerning executive officers, appearing under the caption “Executive Officers of the Corporation” in Part I of this Form 10-K, and (iii) information contained under the section “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement, are incorporated herein by reference to this Item 10.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section titled “Auditor and Audit Fees” in the Proxy Statement is incorporated by reference to this Item 14.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The consolidated financial statements and exhibits listed below are filed as part of this report. Financial statement schedules are omitted as they are not applicable.

(1)	The Corporation’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm and our Annual Report are incorporated herein by reference.

Exhibit		Page Number or Incorporated by
Number	Description	Reference to

3.1	Articles of Incorporation	Exhibit C to Form S-4 Registration Statement Filed April 9, 1990

3.2	By-laws of Registrant	Exhibit D to Form S-4 Registration Statement Filed April 9, 1990

3.3	Amended Articles of Incorporation	Exhibit 3.6 to Form 10-Q
Filed for the quarter ended
September 30, 2004

3.4	Amended Bylaws of Registrant	Exhibit 3.8 to Form 10-Q
Filed for the quarter ended
September 30, 2004

10.1	Amended and Restated Employment Agreement between Gregg E. Hunter and Commercial Bank & Trust of PA *	Exhibit 10.1 to Form 10-K Filed for the year ended December 31, 2011

10.3	Mutual Release and Non-Disparagement Agreement between Commercial Bank of Pennsylvania and Louis T. Steiner	Exhibit 10.3 to Form 10-K Filed for the year ended December 31, 2003

10.4	Stock Purchase Agreement between the Corporation and all of the Shareholders of Ridge Properties, Inc.	Exhibit 10.4 to Form 10-Q Filed for the quarter ended June 30, 2008

10.5	Change in Certifying Accountant	Exhibit 10.5 to Form 10-K Filed for the year ended December 31, 2010

13	Portions of the Annual Report to Shareholders for the Fiscal year Ended December 31, 2011	Filed herewith

14	Code of Ethics for Senior Financial Officers	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101 **
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*Management Contract or Compensatory Plan or Arrangement
**This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C.. 78r), or otherwise subject to the liability of that section.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or of Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

By:/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman, President
and Chief Executive Officer

March 28, 2012

By:/s/ Thomas D. Watters
Thomas D. Watters, Executive Vice President
and Chief Financial Officer

March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND CAPACITY	DATE

/s/ George V. Welty	March 28, 2012
George V. Welty, Chairman of the Board and Director
/s/ Gregg E. Hunter	March 28, 2012
Gregg E. Hunter, Vice Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)
/s/ Thomas D. Watters	March 28, 2012
Thomas D. Watters, Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ Wendy S. Schmucker	March 28, 2012
Wendy S. Schmucker, Secretary/Treasurer
/s/ John T. Babilya	March 28, 2012
John T. Babilya, Director
/s/ George A. Conti, Jr.	March 28, 2012
George A. Conti Jr., Director
/s/ Frank E. Jobe	March 28, 2012
Frank E. Jobe, Director
/s/ Steven H. Landers	March 28, 2012
Steven H. Landers, Director
/s/ Joseph A. Mosso	March 28, 2012
Joseph A. Mosso, Director
/s/ Bruce A. Robinson	March 28, 2012
Bruce A. Robinson, Director

/s/ Debra L. Spatola	March 28, 2012
Debra L. Spatola, Director

EXHIBIT TABLE OF CONTENTS

Exhibit
Number	Description

13	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2011
14	Code of Ethics for Senior Financial Officers
21	Subsidiaries of the Registrant
31.1	Rule 13a-15(e)and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 21  -  Subsidiaries of Commercial National Financial Corporation

State or Jurisdiction
Subsidiary	of Incorporation

Commercial Bank & Trust of PA	Pennsylvania

Ridge Properties, Inc.	Pennsylvania

Commercial National Investment Corp. (Inactive)	Pennsylvania