Form 10-Q
period 2012-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2012-05-11
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Yes [X]    No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes                      [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT MAY 1, 2012
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	222

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	266

ITEM 4.Controls and Procedures	266

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and due from banks	$6,204	$6,275
Interest bearing deposits with banks	41,121	185
Total cash and cash equivalents	47,325	6,460

Investment securities available for sale	128,271	189,898
Restricted investments in bank stock	3,357	3,534

Loans receivable	172,730	179,386
Allowance for loan losses	(1,679)	(1,673)
Net loans	171,051	177,713

Premises and equipment, net	3,066	3,085
Accrued interest receivable	1,615	2,545
Investment in life insurance	16,140	16,021
Other assets	2,209	1,790

Total assets	$373,034	$401,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$96,687	$89,690
Interest bearing	216,871	214,126
Total deposits	313,558	303,816

Short-term borrowings	0	29,450
Long-term borrowings	0	10,000
Other liabilities	4,917	5,231
Total liabilities	318,475	348,497

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,860,953
shares outstanding in 2012 and 2011	7,200	7,200
Retained earnings	54,227	51,175
Accumulated other comprehensive income	5,676	6,718
Treasury stock, at cost, 739,047 shares in 2012 and 2011	(12,544)	(12,544)
Total shareholders' equity	54,559	52,549

Total liabilities and
shareholders' equity	$373,034	$401,046

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	Three Months Ended March 31 2012 2011
	(unaudited)

INTEREST INCOME:
Interest and fees on loans	$2,429	$2,717
Interest and dividends on investments:
Taxable	1,158	923
Exempt from federal income tax	963	728
Other	10	0
Total interest income	4,560	4,368

INTEREST EXPENSE
Interest on deposits	343	485
Interest on short-term borrowings	14	18
Interest on long-term borrowings	1	59
Total interest expense	358	562

NET INTEREST INCOME	4,202	3,806
PROVISION FOR LOAN LOSSES	0	0

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,202	3,806

OTHER INCOME
Trust department income	240	252
Service charges on deposit accounts	262	255
Income from investment in life insurance	119	123
Net security gains	3,186	0
Other income	114	64
Total other income	3,921	694

OTHER EXPENSES
Salaries and employee benefits	1,654	1,585
Net occupancy expense	218	214
Furniture and equipment expense	91	109
Pennsylvania shares tax	126	126
Legal and professional	81	93
FDIC Insurance	48	87
Other expense	714	675
Total other expenses	2,932	2,889

INCOME BEFORE INCOME TAXES	5,191	1,611
Income tax expense	1,395	251

NET INCOME	$3,796	$1,360

Average shares outstanding	2,860,953	2,860,953

EARNINGS PER SHARE, BASIC	$1.33	$0.48

Dividend paid per share	$0.26	$0.22

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2012	2011
	(unaudited)	(unaudited)

Net Income	$3,796	$1,360
Other comprehensive income (loss), net of tax:
Unrealized net gains on securities
Unrealized holding gains arising during period	1,060	286
Less: Reclassification adjustment for
gains included in net income	(2,102)	0
Other comprehensive income (loss)	(1,042)	286
Total Comprehensive Income	$2,754	$1,646

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2011	$7,200	$51,175	$(12,544)	$6,718	$52,549

Net income	0	3,796	0	0	3,796

Other comprehensive income (loss)	0	0	0	(1,042)	(1,042)

Cash dividends paid
$0.26 per share	0	(744)	0	0	(744)

Balance at March 31, 2012	$7,200	$54,227	$(12,544)	$5,676	$54,559

(unaudited)
Balance at December 31, 2010	$7,200	$47,207	$(12,544)	$4,149	$46,012

Net income	0	1,360	0	0	1,360

Other comprehensive income	0	0	0	286	286

Cash dividends paid
$0.22 per share	0	(630)	0	0	(630)

Balance at March 31, 2011	$7,200	$47,937	$(12,544)	$4,435	$47,028

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Three Months
	Ended March 31
	2012 2011

OPERATING ACTIVITIES
Net income	$3,796	$1,360
Adjustments to reconcile net income to net cash provided by
operating activities:
Net security gains	(3,186)	0
Depreciation and amortization	72	83
Amortization of intangibles	24	24
Net accretion of loans and securities	0	(12)
Gain on sale of OREO	(8)	0
Income from investment in life insurance	(119)	(123)
Decrease in other assets	476	1,152
Increase (decrease) in other liabilities	224	(2,054)
Net cash provided by operating activities	1,279	430

INVESTING ACTIVITIES
Purchase of securities	(2,518)	(9,281)
Sale of securities	60,395	0
Maturities and calls of securities	5,353	4,096
Redemption of restricted investments in bank stock	177	217
Net decrease in loans	6,666	1,837
Proceeds from sale of foreclosed real estate	17	1
Purchase of premises and equipment	(51)	(19)
Net cash provided by (used in) investing activities	70,039	(3,149)

FINANCING ACTIVITIES
Net increase in deposits	9,741	13,501
Decrease in short-term borrowings	(29,450)	(10,425)
Decrease in long-term borrowings	(10,000)	0
Dividends paid	(744)	(630)
Net cash (used in) provided by financing activities	(30,453)	2,446
Increase (decrease) in cash and cash equivalents	40,865	(273)

Cash and cash equivalents at beginning of year	6,460	5,594

Cash and cash equivalents at end of quarter	$47,325	$5,321

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$418	$585

Income Taxes	$650	$375

Non-cash investing activities
Purchase of investment securities not settled until April 2011
included in other assets and other liabilities	$0	$8,026

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA (the Bank) and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual consolidated financial statements of the Corporation for the year ended December 31, 2011, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position as of March 31, 2012 and the results of operations for the three-month period ended March 31, 2012 and 2011. The results of operations for the three-months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to current year classifications.  Such classifications had no effect on consolidated net income or changes in shareholders’ equity.

Note 2   Allowance for Loan Loss

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual residential mortgage loans and loans to individuals for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of March 31, 2012:
(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$34,864	$123	$143	$0	$35,130
Commercial real estate	50,649	10,041	3,950	0	64,640
Residential mortgages	52,426	404	131	0	52,961
Loans to Individuals	19,843	156	0	0	19,999

Total	$157,782	$10,724	$4,224	$0	$172,730

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of December 31, 2011:

(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$35,560	$126	$65	$0	$35,751
Commercial real estate	49,470	10,749	3,983	0	64,202
Residential mortgages	58,450	407	135	0	58,992
Loans to Individuals	20,283	158	0	0	20,441

Total	$163,763	$11,440	$4,183	$0	$179,386

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012:

(Dollars in Thousands)

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$19	$0	$0	$19	$35,111	$35,130
Commercial real estate	0	0	0	0	64,640	64,640
Residential mortgages	47	0	0	47	52,914	52,961
Loans to individuals	6	0	27	33	19,966	19,999

Total	$72	$0	$27	$99	$172,631	$172,730

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in Thousands)

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$60	$0	$0	$60	$35,691	$35,751
Commercial real estate	258	0	0	258	63,944	64,202
Residential mortgages	0	0	76	76	58,916	58,992
Loans to individuals	7	0	27	34	20,407	20,441

Total	$325	$0	$103	$428	$178,958	$179,386

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2012.

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$28	$28	$0	$28	$1
Commercial real estate	268	268	0	272	4
Residential mortgages	27	27	0	28	1
Loans to Individuals	0	0	0	0	0
Subtotal	323	323	0	328	6
With an allowance recorded:
Commercial
Commercial,
Industrial & Other	0	0	0	0	0
Commercial real estate	0	0	0	0	0
Residential mortgages	0	0	0	0	0
Loans to Individuals	0	0	0	0	0
Subtotal	0	0	0	0	0
Total	$323	$323	$0	$328	$6

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011.

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$29	$29	$0	$36	$3
Commercial real estate	278	278	0	296	19
Residential mortgages	29	29	0	34	3
Loans to Individuals	0	0	0	0	0
Subtotal	336	336	0	366	25
With an allowance recorded:
Commercial
Commercial,
Industrial & Other	0	0	0	0	0
Commercial real estate	0	0	0	0	0
Residential mortgages	0	0	0	0	0
Loans to Individuals	0	0	0	0	0
Subtotal	0	0	0	0	0
Total	$336	$336	$0	$366	$25

The following table provides detail related to the allowance for loan losses:

Three-months ended March 31, 2012 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$155	$1,360	$94	$25	$39	$1,673
Charge-offs	0	0	0	0	0	0
Recoveries	0	0	0	6	0	6
Provision	25	(31)	(9)	(1)	16	0
Ending Balance	$180	$1,329	$85	$30	$55	$1,679

Three-months ended March 31, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$107	$1,378	$110	$31	$60	$1,686
Charge-offs	0	0	0	0	0	0
Recoveries	0	0	0	0	0	0
Provision	79	(217)	(5)	(2)	145	0
Ending Balance	$186	$1,161	$105	$29	$205	$1,686

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of March 31, 2012:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Ending balance: collectively evaluated for impairment	$ 180	$ 1,329	$ 85	$ 30	$ 55	$ 1,679
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 35,130	$64,640	$ 52,961	$ 19,999	$ 0	$ 172,730
Ending balance: individually evaluated for impairment	$ 28	$ 268	$ 27	$ 0	$ 0	$ 323
Ending balance: collectively evaluated for impairment	$ 35,102	$64,372	$ 52,934	$ 19,999	$ 0	$ 172,407
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of December 31, 2011:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Ending balance: collectively evaluated for impairment	$ 155	$ 1,360	$ 94	$ 25	$ 39	$ 1,673
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 35,751	$ 64,202	$ 58,992	$ 20,441	$ 0	$179,386
Ending balance: individually evaluated for impairment	$ 29	$ 278	$ 29	$ 0	$ 0	$ 336
Ending balance: collectively evaluated for impairment	$ 35,722	$ 63,924	$58,963	$ 20,441	$ 0	$179,050
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The Corporation has adopted ASU No. 2011-02, A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR). The Corporation has determined that as of and for the periods ending March 31, 2012 and December 31, 2011, there were no loans considered as a troubled debt restructures.

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

March 31, 2012:

Obligations of states and political subdivisions	$ 79,145	$ 4,136	$ 0	$ 83,281
Mortgage-backed securities - GSE	40,525	4,465	0	44,990

	$119,670	$ 8,601	$ 0	$128,271
December 31, 2011:

Obligations of states and political subdivisions	$135,525	$ 5,685	$ (257)	$140,953
Mortgage-backed securities - GSE	44,194	4,751	0	48,945

$179,719	$10,436	$ (257)	$189,898

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$ 0	$ 0
Due after one year through five years	0	0
Due after five years through ten years	579	586
Due after ten years	78,566	82,695
Mortgage Backed Securities	40,525	44,990

$119,670	$128,271

As of March 31, 2012, none of the Corporation’s investment securities were in an unrealized loss position.   The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

December 31, 2011
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$12,783	$ (257)	$ 0	$ 0	$12,783	$ (257)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of March 31, 2012, no securities were in an unrealized loss position.

The Corporation sold taxable municipals with a fair market value of $52.0 million and tax-free municipals with a fair market value of $8.1 million.  These municipal bonds sales resulted in a $3.2 million (pre-tax) gain. This action was based on several factors.  The main factor was a strategic decision to decrease the Corporation’s market risk by reducing the average maturity of the bond portfolio.  In addition, the Corporation determined the potential future credit risk associated with municipal bonds should be reduced. These municipal bond sales provide the Corporation with additional liquidity and flexibility going forward.

Note 4   Comprehensive Income

The components of other comprehensive income and related tax effects for the three month periods ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	For three months
	ended March 31
	2012	2011
Net unrealized gains on
securities available for sale	$1,607	$432
Less reclassification adjustment
for gains realized in income	(3,186)	0
Tax effect	537	(146)
Net of tax amount	$(1,042)	$286

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or any of its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $329,000 automatically renews within the next twelve months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 was 2,860,953.

Note 8   New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to ASC 820, Fair Value Measurement. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Corporation’s financial condition and results of operation.

In September 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the Statements of Changes to Stockholders’ Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. The adoption of this ASU did not have a material impact on the Corporation’s financial condition and results of operation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Corporation’s financial condition and results of operation.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to concerns regarding the operational ramifications of the presentation requirements for reclassification of items out of accumulated other comprehensive income for current and previous years, the FASB has deferred the implementation date of this provision in ASU 2011-05, Presentation of Comprehensive Income, to allow time for further consideration. The requirement in ASU 2011-05 for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The adoption of this ASU did not have a material impact on the Corporation’s financial condition and results of operation.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank (FHLB) according to a predetermined formula.  This restricted stock is carried at cost, and as of March 31, 2012, consists of the common stock of FHLB of Pittsburgh.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at March 31, 2012.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (ie., supported with little or no market activity).

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2012:		(In Thousands)
Obligations of states and political subdivisions	$ 0	$ 83,281	$ 0
Mortgage-backed securities	0	44,990	0

$ 0	$128,271	$ 0

December 31, 2011:
Obligations of states and political subdivisions	$ 0	$140,953	$ 0
Mortgage-backed securities	0	48,945	0

$ 0	$189,898	$ 0

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the quarter ended March 31, 2012 and December 31, 2011.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used are as follows:

(Level 1) Quoted Prices In active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2012:		(In Thousands)

Impaired Loans	$ 0	$ 0	$ 0

Other Real Estate Owned	$ 0	$ 0	$ 0

December 31, 2011:

Impaired Loans	$ 0	$ 0	$ 0

Other Real Estate Owned	$ 0	$ 0	$ 8

There were no impaired loans at March 31, 2012 and December 31, 2011, which were measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans.
Other real estate owned at December 31, 2011, which is measured using the fair value of the collateral less estimated costs to sell, had a carrying amount of $8,000.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of March 31, 2012 are presented in the following table:

(Dollars in Thousands)

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices In Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial Assets:
Cash and equivalents	$47,325	$47,325	$47,325	$0	$0
Securities available for sale	128,271	128,271	0	128,271	0
Restricted investment in bank stock	3,357	3,357	3,357	0	0
Net loans receivable	171,051	175,843	0	0	175,843
Accrued interest receivable	1,615	1,615	1,615	0	0
Financial liabilities:
Deposits	$313,558	$308,968	$224,210	$84,758	$0
Short-term borrowings	0	0	0	0	0
Long-term borrowings	0	0	0	0	0
Accrued interest payable	221	221	221	0	0

Off-balance sheet financial instruments	0	0	0	0	0

The carrying amounts and fair values of the Corporation’s financial instruments as of December 31, 2011 are presented in the following table:

	December 31, 2011
	Carrying Amount	Fair Value
(In Thousands)
Financial assets:
Cash and equivalents	$6,460	$6,460
Securities available for sale	189,898	189,898
Restricted investments in bank stock	3,534	3,534
Net loans receivable	177,713	183,458
Accrued interest receivable	2,545	2,545
Financial liabilities:
Deposits	$303,816	$299,593
Short-term borrowings	29,450	29,450
Long-term borrowings	10,000	10,000
Accrued interest payable	281	281
Off-balance sheet financial instruments	0	0

Cash and Short-Term Investments

The carrying amounts for cash and short-term investments approximate the estimated fair values of such assets.

Securities Available for Sale

The Corporation utilizes a third party in determining the fair values for securities held as available for sale.  For the Corporation’s agency mortgage backed securities, the third party utilizes market data, pricing models that vary based on asset class and include available trade, bid and other market information. Methodology includes broker quotes, proprietary models, descriptive terms and conditions.  The third party uses their own proprietary valuation matrices in determining fair values for municipal bonds.  These matrices utilize comprehensive municipal bond interest rate tables daily to determine market price, movement and yield relationships.

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

Accrued Interest Receivable

The carrying amounts for accrued interest receivable approximate the estimated fair value of such assets.

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

Accrued Interest Payable

The carrying amounts for accrued interest receivable approximate the estimated fair value of such liabilities.

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Annual Report). Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in the Management’s Discussion and Analysis section of the 2011 Annual Report for the most sensitive of these issues, including the provision and allowance for loan losses.

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

OVERVIEW

The Corporation had net income of $3.8 million or $1.33 per share, for the first quarter ended March 31, 2012 compared to $1.4 million or $0.48 per share for the quarter ended March 31, 2011. The Corporation’s return on average assets for the first quarter of 2012 and 2011 was 3.83% and 1.52%, respectively.  Return on average equity for the same two periods was 27.97% and 11.74%, respectively.

In March 2012, the Corporation sold $49.8 million in book value taxable municipal bonds and $7.4 million in book value tax-free municipal bonds. These municipal bond sales resulted in a $3.2 million pre-tax gain which equated to a $2.1 million earnings benefit (or $0.74 per average share outstanding). This action was based on several factors. The main factor was a strategic decision to decrease the Corporation’s future market exposure by reducing the average maturity of the bond portfolio. In addition, the Corporation determined the potential future credit exposure associated with municipal bonds should be reduced. These municipal bond sales provide the Corporation with enhanced liquidity and flexibility going forward. The Corporation used the proceeds to eliminate all FHLB borrowings with the balance being available for future investment opportunities.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing deposits. For the first quarter ended March 31, 2012 and 2011, net interest income was $4.2 million and $3.8 million, respectively. The Corporation anticipates the ongoing net interest income will be lower based on the March 2012 reduction in investments.

The Corporation’s gain on the sale of municipal bonds in 2012 had a significant positive effect on the Corporation’s March 31, 2012 earnings; the gain on the sale increased the Corporation’s tax rate for the quarter. The March 31, 2012 quarter ending tax rate was 26.87% compared with 15.58% for the first three months of 2011. The Corporation estimates the full year tax rate for 2012 will be in the range of 23-26%.

FINANCIAL CONDITION

The Corporation’s total assets decreased by $28.0 million or 6.98% from December 31, 2011 to March 31, 2012.  Investments Available for Sale decreased by $61.6 million or 32.40%. The decrease in investments was mainly due to the sale of $57.2 million in municipal bonds, principal pay-downs on mortgage backed securities of $3.7 million and a $287,000 decrease in the fair value of the securities.  Net loans outstanding decreased by $6.6 million.  The decrease in loans was the result of the following; a decline of $621,000 in commercial, industrial and other loans, a decline of $6.0 million in residential mortgages, a decline of $442,000 in loans to individuals, offset by an increase in commercial real estate loans of $438,000.

The Corporation’s total deposits increased $9.7 million from December 31, 2011 to March 31, 2012. The non-interest bearing deposits increased by $7.0 million and interest bearing deposits increased $2.7 million. The increases in non-interest bearing deposits continue a trend of customers maintaining higher average balances in their accounts. The increase in the interest bearing deposits was due to increases in money market accounts and savings accounts offset by decreases in certificates of deposit and checking with interest accounts. The decrease in the certificates of deposits was due to the Corporation maintaining a conservative position when pricing certificates of deposit and the decrease in checking with interest is considered a normal change in customers’ accounts.  The Corporation attributes the increase in the savings and money market accounts due to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $54.5 million on March 31, 2012 compared to $52.5 million on December 31, 2011. Total shareholders’ equity increased due to the $3.8 million in net income, a $1.0 million decrease in other comprehensive income and a decrease of $744,000 from dividends paid to shareholders.   Book value per common share increased from $18.37 at December 31, 2011 to $19.07 at March 31, 2012.

RESULTS OF OPERATIONS

First Three Months of 2012 as compared to the First Three Months of 2011

Net income for the first three months of 2012 was $3.8 million compared to $1.4 million for the same period of 2011.

Interest income for the three months ended March 31, 2012 was $4.6 million, compared with $4.4 million for the three months ending March 31, 2011. Loan income decreased $288,000 in 2012. This decrease in loan income is due to average loan balances decreasing 8.10% in 2012 compared with 2011 and lower loan yields. The yield on the loan portfolio for the first three months of 2012 decreased fifteen (15) basis points to 5.51% from 5.66% in 2011. Security income for the three months ended March 31, 2012 was $2.1 million compared with $1.7 million in 2011.  This increase in securities income in 2012 was due to higher average securities in 2012 compared with 2011.  The Corporation’s average balance for securities increased $33.3 million in 2012 compared with 2011. Tax-free municipal bonds increased $18.8 million in 2012 compared with 2011 and average taxable securities increased $14.5 million in 2012 compared with 2011.  The increases in the tax-free municipal bonds provided a significant benefit by decreasing the Corporation’s 2012 tax rate on security interest income in 2012.  The yield on total average earning assets for the first three months of 2012 decreased slightly or five (5) basis points to 5.33% in 2012 compared to 5.38% yield in 2011.

Total interest expense of $358,000 for the first three months of 2012 decreased by $204,000 or 36.29% from the first three months of 2011. In the first quarter of 2012, the average interest-bearing liabilities balances increased 7.67% and the cost of these liabilities decreased significantly to 0.58% in 2012 from 0.98% in 2011.  The cost of interest-bearing liabilities declined due to lower market rates for all deposits in 2012 compared with 2011 and the maturity of a $10.0 million FHLB advance, with a rate of 2.34% on January 2, 2012.

As a result of the foregoing, net interest income for the first three months of 2012 was $4.2 million compared to $3.8 million for the first three months of 2011.

The Corporation did not record a provision for loan losses for the three months ended March 31, 2012, or March 31, 2011. The Corporation’s high credit quality and the decrease in loan balances led to the determination that no provision was necessary for the first three months of 2012 or 2011.

Non-interest income for the first three months of 2012 was $3.9 million compared with $694,000 in 2011. The 2012 amount includes a $3.2 million gain from the sale of municipal bonds.  Excluding this gain on the sale of securities, non-interest income was $735,000 in 2012 compared with $694,000 in 2011.  Asset management and trust income decreased by $12,000 due to a decrease in assets under management.  Service charges on deposit accounts increased by $7,000 and other income increased by $50,000.  Other income increased mainly due to a $48,000 loss on the write-down of other real estate owned properties in 2011.

Non-interest expense for the first three months of 2012 and 2011 was $2.9 million.  Salary and employee benefits increased $69,000 in 2012, mainly due to a $20,000 increase in health care, a $42,000 increase in salaries and a $13,000 increase in payroll taxes.  Net occupancy expenses increased a slight $4,000 in 2012. Furniture and equipment expense for 2012 declined by $18,000  mainly due to a $11,000 decrease in equipment maintenance, a $4,000 decrease in capital lease depreciation and a $4,000 decrease in software amortization.  Legal and professional services decreased $12,000 and FDIC insurance decreased by $39,000, due to a change in the FDIC assessment method implemented by the FDIC. Other expenses increased by $39,000.

Federal income tax for the first three months of 2012 was $1.4 million compared to $251,000 for the same period in 2011. The effective tax rates for the first three months of 2012 and 2011 were 26.87% and 15.58%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due primarily to income from tax-exempt securities, loans, and bank owned life insurance.   The large increase in the effective tax rate for the first quarter of 2012 is the result of the gain on the sale of municipal bonds, which had been held for less than one year, resulting in a higher tax rate for the first three months of 2012 compared with 2011.

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

The statement of cash flows for the first three months of 2012 indicates cash was provided by the sale and maturity of securities, a decrease in loan balances and an increase in deposits balances. The cash provided by these sources was utilized to pay-down short- and long- term borrowings and significantly increase cash held by the Corporation.

As of March 31, 2012, the Corporation had available funding of approximately $102 million at the FHLB, with an additional $19 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of March 31, 2012 was $102 million, with zero borrowed.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of March 31, 2012 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$30,655
Standby letters of credit	329

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of March 31, 2012 with that as of December 31, 2011. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Three months ended	At or For the Year ended
	March 31, 2012	December 31, 2011
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$27	$103
Past due loans > 90 days	0	0
Total non-performing loans	27	103
Foreclosed real estate	638	647

Total non-performing assets	$665	$750

Loans outstanding at end of period	$172,730	$179,386
Average loans outstanding (year-to-date)	$176,411	$188,679

Non-performing loans as a percent of total loans	0.02%	0.06%
Provision for loan losses	$0	$0
Net charge-offs (recoveries)	$(6)	$13
Net charge-offs (recoveries) as a percent of average loans	0.00%	0.01%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,679	$1,673
Allowance for loan losses as a percent of average loans outstanding	0.95%	0.89%

As of March 31, 2012, one of two non-accrual loans were paying principal or principal and interest with payments recognized on a cash basis. At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2012, the gross amount of interest that would have been recorded on non-accrual loans would have been $2,500.  The actual interest reflected in income on these loans was minimal.

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

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of March 31, 2012, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 24.99% and 25.85% respectively. The leverage ratio was 12.63%.

The Corporation’s capital ratios are substantially the same as the Bank’s capital ratios disclosed below.

The table below presents the Bank’s capital position at March 31, 2012:
(Dollar amounts in thousands)
		Percent
		of Adjusted
	Amount	Assets

Tier I Capital	$48,682	24.99%
Tier I Capital Requirement	7,793	4.00

Total Equity Capital	$50,361	25.85%
Total Equity Capital Requirement	15,586	8.00

Leverage Capital	$48,682	12.63%
Leverage Requirement	15,422	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock  from time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization  through March 31, 2012. There were no shares purchased during the first quarter 2012, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1- January 31	0	0	0	114,826
February 1 - February 29	0	0	0	114,826
March 1- March 31	0	0	0	114,826
Total	0	0	0

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                    OTHER INFORMATION

                        None.

EXHIBITS

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

101 **
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income , (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (tagged as blocks of text).

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: May 11, 2012	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: May 11, 2012	/s/ Thomas D. Watters
Thomas D. Watters, Executive Vice President and
Chief Financial Officer