Form 10-Q
period 2012-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /PA
filed 2012-08-13
CIK 866054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                           [  ]YES                           [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

CLASS	OUTSTANDING AT August 1, 2012
Common Stock, $2 Par Value	2,860,953 Shares

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	233

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	288

ITEM 4.Controls and Procedures	288

PART II - OTHER INFORMATION

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and due from banks	$6,281	$6,275
Interest bearing deposits with banks	47,487	185
Total cash and cash equivalents	53,768	6,460

Investment securities available for sale	126,020	189,898
Restricted investments in bank stock	3,189	3,534

Loans receivable	166,586	179,386
Allowance for loan losses	(1,640)	(1,673)
Net loans	164,946	177,713

Premises and equipment, net	3,046	3,085
Accrued interest receivable	1,522	2,545
Investment in life insurance	16,261	16,021
Other assets	3,002	1,790

Total assets	$371,754	$401,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (all domestic):
Non-interest bearing	$100,586	$89,690
Interest bearing	211,993	214,126
Total deposits	312,579	303,816

Short-term borrowings	0	29,450
Long-term borrowings	0	10,000
Other liabilities	3,997	5,231
Total liabilities	316,576	348,497

Shareholders' equity:
Common stock, par value $2 per share; 10,000,000
shares authorized; 3,600,000 issued; 2,860,953
shares outstanding in 2012 and 2011	7,200	7,200
Retained earnings	54,703	51,175
Accumulated other comprehensive income	5,819	6,718
Treasury stock, at cost, 739,047 shares in 2012 and 2011	(12,544)	(12,544)
Total shareholders' equity	55,178	52,549

Total liabilities and
shareholders' equity	$371,754	$401,046

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30
	(unaudited)		(unaudited)
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$2,282	$2,666	$4,711	$5,383
Interest and dividends on investments:
Taxable	577	887	1,735	1,810
Exempt from federal income taxes	883	910	1,846	1,638
Other	30	1	40	1
Total interest income	3,772	4,464	8,332	8,832

INTEREST EXPENSE:
Interest on deposits	304	475	647	960
Interest on short-term borrowings	1	11	15	29
Interest on long-term borrowings	0	59	1	118
Total interest expense	305	545	663	1,107

NET INTEREST INCOME	3,467	3,919	7,669	7,725
PROVISION FOR LOAN LOSSES	0	0	0	0

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,467	3,919	7,669	7,725

OTHER INCOME:
Trust department income	234	254	474	506
Service charges on deposit accounts	283	270	545	526
Income from investment in life insurance	122	121	241	244
Net security gains	9	0	3,195	0
Other income	39	80	153	143
Total other operating income	687	725	4,608	1,419

OTHER EXPENSES:
Salaries and employee benefits	1,561	1,516	3,215	3,101
Net occupancy	210	200	428	414
Furniture and equipment expense	94	104	185	213
Pennsylvania shares tax	126	127	252	253
Legal and professional	82	129	163	222
FDIC insurance	48	83	96	170
Other expenses	698	738	1,412	1,413
Total other operating expenses	2,819	2,897	5,751	5,786

INCOME BEFORE INCOME TAXES	1,335	1,747	6,526	3,358
Income tax expense	115	260	1,510	511

NET INCOME	$1,220	$1,487	$5,016	$2,847

Average Shares Outstanding	2,860,953	2,860,953	2,860,953	2,860,953

EARNINGS PER SHARE, BASIC	$0.43	$0.52	$1.75	$1.00

Dividends Paid Per Share	$0.26	$0.22	$0.52	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	Three Months Ended	Three Months Ended
	June 30	June 30
	2012	2011
	(unaudited)	(unaudited)

Net Income	$1,220	$1,487
Other comprehensive income (loss), net of tax:
Unrealized net gains on securities
Unrealized holding gains arising during period	149	129
Less: Reclassification adjustment for
gains included in net income	(6)	0
Other comprehensive income (loss)	143	129
Total Comprehensive Income	$1,234	$1,616

	Six Months Ended	Six Months Ended
	June 30	June 30
	2012	2011
	(unaudited)	(unaudited)

Net Income	$5,016	$2,847
Other comprehensive income (loss), net of tax:
Unrealized net gains on securities
Unrealized holding gains arising during period	1,209	414
Less: Reclassification adjustment for
gains included in net income	(2,108)	0
Other comprehensive income (loss)	(899)	414
Total Comprehensive Income	$4,117	$3,261

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income	Equity
(unaudited)
Balance at December 31, 2011	$7,200	$51,175	$(12,544)	$6,718	$52,549

Net income	0	5,016	0	0	5,016

Other comprehensive loss	0	0	0	(899)	(899)

Cash dividends paid
$0.52 per share	0	(1,488)	0	0	(1,488)

Balance at June 30, 2012	$7,200	$54,703	$(12,544)	$5,819	$55,178

(unaudited)
Balance at December 31, 2010	$7,200	$47,207	$(12,544)	$4,149	$46,012

Net income	0	2,847	0	0	2,847

Other comprehensive income	0	0	0	414	414

Cash dividends paid
$0.44 per share	0	(1,259)	0	0	(1,259)

Balance at June 30, 2011	$7,200	$48,795	$(12,544)	$4,563	$48,014

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL NATIONAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For Six Months
	Ended June 30
	2012	2011

OPERATING ACTIVITIES
Net income	$5,016	$2,847
Adjustments to reconcile net income to net cash provided by
operating activities:
Net security gains	(3,195)	0
Depreciation and amortization	147	164
Amortization of intangibles	49	49
Net accretion of loans and securities	(8)	(33)
Gain on sale of OREO	(4)	0
Income from investment in life insurance	(241)	(244)
Decrease (increase) in other assets	(225)	1,190
Decrease in other liabilities	(756)	(1,921)
Net cash provided by operating activities	783	2,052

INVESTING ACTIVITIES
Purchase of securities	(5,387)	(36,022)
Sale of securities	60,405	0
Maturities and calls of securities	10,693	8,815
Redemption of restricted investments in bank stock	345	423
Net decrease in loans	12,659	1,023
Proceeds from sale of foreclosed real estate	93	1
Purchase of premises and equipment	(107)	(33)
Net cash provided by (used in) investing activities	78,701	(25,793)

FINANCING ACTIVITIES
Net increase in deposits	8,762	13,941
Increase (decrease) in short-term borrowings	(29,450)	12,425
Decrease in long-term borrowings	(10,000)	0
Dividends paid	(1,488)	(1,259)
Net cash (used in) provided by financing activities	(32,176)	25,107
Increase in cash and cash equivalents	47,308	1,366

Cash and cash equivalents at beginning of year	6,460	5,594

Cash and cash equivalents at end of quarter	$53,768	$6,960

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$755	$1,144

Income Taxes	$3,050	$625

Non-cash investing activities
Transfers from loans to other real estate	$100	$0

The accompanying notes are an integral part of these consolidated financial statements.

                          COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          June 30, 2012

Note 1    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiaries, Commercial Bank & Trust of PA (the Bank) and Ridge Properties, Inc. All material intercompany transactions have been eliminated.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  However, they do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual consolidated financial statements of the Corporation for the year ended December 31, 2011, including the notes thereto. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position as of June 30, 2012 and the results of operations for the three and six month periods ended June 30, 2012 and 2011. The results of operations for the six-months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation's internal risk rating system as of June 30, 2012:
(Dollars in Thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Commercial,
Industrial & Other	$34,894	$120	$127	$0	$35,141
Commercial real estate	49,634	9,948	3,919	0	63,501
Residential mortgages	47,585	401	141	0	48,127
Loans to Individuals	19,663	154	0	0	19,817

Total	$151,776	$10,623	$4,187	$0	$166,586

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012:

(Dollars in Thousands)

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$0	$0	$0	$0	$35,141	$35,141
Commercial real estate	0	0	0	0	63,501	63,501
Residential mortgages	0	0	0	0	48,127	48,127
Loans to individuals	0	0	27	27	19,790	19,817

Total	$0	$0	$27	$27	$166,559	$166,586

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(Dollars in Thousands)

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans

Commercial
Commercial,
Industrial & Other	$60	$0	$0	$60	$35,691	$35,751
Commercial real estate	258	0	0	258	63,944	64,202
Residential mortgages	0	0	76	76	58,916	58,992
Loans to individuals	7	0	27	34	20,407	20,441

Total	$325	$0	$103	$428	$178,958	$179,386

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2012.

 (Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$28	$28	$0
Commercial real estate	258	258	0
Residential mortgages	24	24	0
Loans to Individuals	0	0	0
Subtotal	310	310	0

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	0	0	0
Commercial real estate	0	0	0
Residential mortgages	0	0	0
Loans to Individuals	0	0	0
Subtotal	0	0	0
Total	$310	$310	$0

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011.

(Dollars in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$29	$29	$0
Commercial real estate	278	278	0
Residential mortgages	29	29	0
Loans to Individuals	0	0	0
Subtotal	336	336	0

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	0	0	0
Commercial real estate	0	0	0
Residential mortgages	0	0	0
Loans to Individuals	0	0	0
Subtotal	0	0	0
Total	$336	$336	$0

The following tables summarize the average balance and interest income of loans individually evaluated for impairment by loan portfolio class as of June 30, 2012 and June 30, 2011.

	Three-months ended June 30, 2012		Six-months ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$28	$0	$28	$1
Commercial real estate	262	4	268	8
Residential mortgages	25	0	26	1
Loans to Individuals	0	0	0	0
Subtotal	315	4	322	10

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	0	0	0	0
Commercial real estate	0	0	0	0
Residential mortgages	0	0	0	0
Loans to Individuals	0	0	0	0
Subtotal	0	0	0	0
Total	$315	$4	$322	$10

	Three-months ended June 30, 2011		Six-months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial
Commercial,
Industrial & Other	$81	$1	$83	$3
Commercial real estate	1,052	18	1,057	37
Residential mortgages	35	0	37	1
Loans to Individuals	0	0	0	0
Subtotal	1,168	19	1,177	41

With an allowance recorded:
Commercial
Commercial,
Industrial & Other	174	2	180	5
Commercial real estate	472	8	474	14
Residential mortgages	0	0	0	0
Loans to Individuals	0	0	0	0
Subtotal	646	10	654	19
Total	$1,814	$29	$1,831	$60

The following tables provide detail related to the allowance for loan losses:

Three-months ended June 30, 2012 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$180	$1,329	$85	$30	$55	$1,679
Charge-offs	(19)	0	(14)	(6)	0	(39)
Recoveries	0	0	0	0	0	0
Provision	1	(14)	6	2	5	0
Ending Balance	$162	$1,315	$77	$26	$60	$1,640

Six-months ended June 30, 2012 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$155	$1,360	$94	$25	$39	$1,673
Charge-offs	(19)	0	(14)	(6)	0	(39)
Recoveries	0	0	0	6	0	6
Provision	26	(45)	(3)	1	21	0
Ending Balance	$162	$1,315	$77	$26	$60	$1,640

Three-months ended June 30, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$186	$1,161	$105	$29	$205	$1,686
Charge-offs	0	0	(3)	0	0	(3)
Recoveries	0	0	0	0	0	0
Provision	13	(22)	0	9	0	0
Ending Balance	$199	$1,139	$102	$38	$205	$1,683

Six-months ended June 30, 2011 (Dollars in Thousands)

	Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:

Beginning Balance	$107	$1,378	$110	$31	$60	$1,686
Charge-offs	0	0	(3)	0	0	(3)
Recoveries	0	0	0	0	0	0
Provision	92	(239)	(5)	7	145	0
Ending Balance	$199	$1,139	$102	$38	$205	$1,683

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of June 30, 2012:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Ending balance: collectively evaluated for impairment	$ 162	$ 1,315	$ 77	$ 26	$ 60	$ 1,640
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 35,141	$ 63,501	$ 48,127	$ 19.817	$ 0	$ 166,586
Ending balance: individually evaluated for impairment	$ 28	$ 258	$ 24	$ 0	$ 0	$ 310
Ending balance: collectively evaluated for impairment	$ 35,113	$ 63,243	$ 48,103	$ 19,817	$ 0	$ 166,276
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The following table provides detail related to the allowance for loan losses and recorded investment in financing receivables as of December 31, 2011:
(Dollars in Thousands)

Commercial, Industrial & Other	Commercial Real Estate	Residential Mortgages	Loans to Individuals	Unallocated	Total

Allowance for credit losses:
Ending balance: individually evaluated fo imapirment	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Ending balance: collectively evaluated for impairment	$ 155	$ 1,360	$ 94	$ 25	$ 39	$ 1,673
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Loans receivable:
Ending Balance	$ 35,751	$ 64,202	$ 58,992	$ 20,441	$ 0	$179,386
Ending balance: individually evaluated for impairment	$ 29	$ 278	$ 29	$ 0	$ 0	$ 336
Ending balance: collectively evaluated for impairment	$ 35,722	$ 63,924	$ 58,963	$ 20,441	$ 0	$179,050
Ending balance: loans acquired with deteriorated credit quality	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The Corporation has adopted ASU No. 2011-02, A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR). The Corporation has determined that as of and for the periods ending June 30, 2012 and December 31, 2011, there were no loans considered as a troubled debt restructures.

Note 3 - Securities

The amortized cost and fair values of securities available for sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

June 30, 2012:

Obligations of states and political subdivisions	$ 80,177	$4,845	$ (60)	$ 84,962
Mortgage-backed securities – GSE	37,027	4,031	0	41,058

	$117,204	$8,876	$ (60)	$126,020
December 31, 2011:

Obligations of states and political subdivisions	$135,525	$ 5,685	$ (257)	$140,953
Mortgage-backed securities – GSE	44,194	4,751	0	48,945

$179,719	$10,436	$ (257)	$189,898

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Fair Value
(In Thousands)

Due within one year	$0	$0
Due after one year through five years	1,229	1,348
Due after five years through ten years	579	587
Due after ten years	78,369	83,027
Mortgage Backed Securities	37,027	41,058

$117,204	$126,020

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

June 30, 2012
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$ 2,805	$ (60)	$ 0	$ 0	$ 2,805	$ (60)

December 31, 2011
Less than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

Obligations of states and political subdivisions	$12,783	$ (257)	$ 0	$ 0	$12,783	$ (257)

The Corporation reviews its position quarterly to determine if there is Other-Than-Temporary Impairment (OTTI) on any of its securities.   All of the Corporation’s securities are debt securities and we assess whether OTTI is present when the fair value of a security is less than its amortized cost basis.  The Corporation monitors the credit ratings of all securities for downgrades as well as any other indication of OTTI condition.  As of June 30, 2012 there were three (3) municipal bonds in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  The decline in the value of these debt securities is due only to interest rate fluctuations and not any deterioration in credit quality.  As a result, the Corporation currently expects full payment of contractual cash flows, including principal from these securities.

Note 4   Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six-month periods ended June 30, 2012 and 2011 are as follows: (dollars in thousands)

	For three-months		For six-months
	ended June 30		ended June 30
	2012	2011	2012	2011
Net unrealized gains on
securities available for sale	$225	$196	$1,832	$627
Less reclassification adjustment for gains
realized in income	(9)	0	(3,195)	0
Tax effect	(73)	(67)	464	(213)
Net of Tax Amount	$143	$129	$(899)	$414

Note 5   Legal Proceedings

Other than proceedings which occur in the normal course of business, there are no legal proceedings to which either the Corporation or its subsidiaries is a party, which, in the opinion of management, will have any material effect on the financial position or results of operations of the Corporation and its subsidiaries.

Note 6   Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to secure the performance of a customer to a third party. Of these letters of credit, $329,000 automatically renews within the next twelve months. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

Note 7   Earnings per Share

The Corporation has a simple capital structure. Basic earnings per share equals net income divided by the weighted average common shares outstanding during each period presented. The weighted average common shares outstanding for the three and six-months ended June 30, 2012 and 2011 was 2,860,953.

Note 8   New Accounting Standards

There are no new accounting standards that will impact the Corporation during the period.

Note 9   Restricted Investment in Bank Stock

Federal law requires the Bank, a member institution of the Federal Home Loan Bank system, to hold stock of its district Federal Home Loan Bank (FHLB) according to a predetermined formula.  This restricted stock is carried at cost, and as of June 30, 2012, consists of the common stock of FHLB of Pittsburgh.

The Corporation evaluates impairment in FHLB stock when certain conditions warrant further consideration. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB's liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2012.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy are as follows:

(Level 1) Quoted Prices In Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

                                                                                                                                                                         (In Thousands)
June 30, 2012:
Obligations of states and political subdivisions	$ 0	$ 84,962	$ 0
Mortgage-backed securities	0	41,058	0

$ 0	$126,020	$ 0

December 31, 2011:
Obligations of states and political subdivisions	$ 0	$140,953	$ 0
Mortgage-backed securities	0	48,945	0

$ 0	$189,898	$ 0

We may be required to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.  The Level 3 disclosures shown below represent the carrying value of loans for which adjustments are primarily based on the appraised value of collateral or the present value of expected future cash flows, which often results in significant management assumptions and input with respect to the determination of fair value.  There were no realized or unrealized gains or losses relating to Level 3 financial assets and liabilities measured on a nonrecurring basis for the three months or six months ended June 30, 2012.

For assets measured at fair value on a nonrecurring basis, the fair value measurement by level within the fair value hierarchy used are as follows:

(Level 1) Quoted Prices In Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2012:		(In Thousands)

Impaired Loans	$ 0	$ 0	$ 0

Other Real Estate Owned	$ 0	$ 0	$ 100

December 31, 2011:

Impaired Loans	$ 0	$ 0	$ 0

Other Real Estate Owned	$ 0	$ 0	$ 8

There were no impaired loans at June 30, 2012 and December 31, 2011, which were measured using the fair value of the collateral less estimated costs to sell for collateral-dependent loans. Other real estate owned at June 30, 2012 and December 31, 2011, which is measured using the fair value of the collateral less estimated costs to sell, had a carrying amount of $100,000 and $8,000, respectively.

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

The carrying amounts and fair values of the Corporation’s financial instruments as of June 30, 2012 are presented in the following table:

(Dollars in Thousands)

	Carrying Amount	Fair Value Estimate	(Level 1) Quoted Prices In Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial Assets:
Cash and equivalents	$53,768	$53,768	$53,768	$0	$0
Securities available for sale	126,020	126,020	0	126,020	0
Restricted investment in bank stock	3,189	3,189	3,189	0	0
Net loans receivable	164,946	170,061	0	0	170,061
Accrued interest receivable	1,522	1,522	1,522	0	0
Financial liabilities:
Deposits	$312,579	$308,156	$226,335	$81,821	$0
Short-term borrowings	0	0	0	0	0
Long-term borrowings	0	0	0	0	0
Accrued interest payable	189	189	189	0	0

Off-balance sheet financial instruments	0	0	0	0	0

The carrying amounts and fair values of the Corporation’s financial instruments as of December 31, 2011 are presented in the following table:

	December 31, 2011
	Carrying Amount	Fair Value
(In Thousands)
Financial assets:
Cash and equivalents	$6,460	$6,460
Securities available for sale	189,898	189,898
Restricted investments in bank stock	3,534	3,534
Net loans receivable	177,713	183,458
Accrued interest receivable	2,545	2,545
Financial liabilities:
Deposits	$303,816	$299,593
Short-term borrowings	29,450	29,450
Long-term borrowings	10,000	10,000
Accrued interest payable	281	281
Off-balance sheet financial instruments	0	0

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

Accrued Interest Payable

The carrying amounts for accrued interest payables approximate the estimated fair value of such liabilities.

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

The Corporation has applied for voluntary deregistration from the SEC as a publicly reporting company and will, therefore, not be required to file its quarterly earnings releases on Form 8-K and its quarterly reports on Form 10-Q for any quarter after this second quarter ended June 30, 2012.  However, the Corporation intends to voluntarily issue press releases of quarterly and annual earnings for future quarters on a schedule similar to its past earnings release schedule.

During July 2012, the account of a customer of the Bank became overdrawn as a result of the deposit of a counterfeit check in the account and subsequent withdrawals.  The overdrawn amount (net of setoffs) is approximately $182,000.  The Bank is currently undertaking efforts to recover the net overdrawn amount in full from all legally responsible parties.

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

OVERVIEW

The Corporation had net income of $5.0 million or $1.75 per share, for the six months ended June 30, 2012 compared to $2.8 million or $1.00 per share for the six months ended June 30, 2011. The Corporation’s return on average assets for the first half of 2012 and 2011 was 2.61% and 1.56%, respectively.  Return on average equity for the same two periods was 18.35% and 12.11%, respectively.

The Corporation’s largest segment of operating results is dependent upon net interest income. Net interest income is interest earned on interest-earning assets less interest paid on interest-bearing liabilities. For the six months ended June 30, 2012 and 2011, net interest income was $7.7 million.

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

The Corporation’s gain on the sale of municipal bonds in 2012 had a significant positive effect on the Corporation’s June 30, 2012 earnings; the gain on the sale increased the Corporation’s tax rate for the first six months of 2012.  The tax rate for the first six months of 2012 is 23.14%. The June 30, 2012 quarter ending tax rate was 8.61%.  The large difference in the tax is due to the bonds sold in March 2012.  These bonds noted above were sold at substantial gain, resulting in a higher percentage of taxable income for the first six months of 2012.  In the March 2012 sale, all of the Corporations municipal taxable bonds were sold, leaving only tax-exempt municipals in the portfolio. Due to this large change in the earning asset mix, the Corporation anticipates the estimated full-year tax rate to be in the range of 19% to 20%.

FINANCIAL CONDITION

The Corporation’s total assets decreased $29.2 million or 7.30% from December 31, 2011 to June 30, 2012.  Investments Available for Sale decreased by $63.9 million or 33.64%. The decrease in investments was mainly due to the sale of $57.2 million in municipal bonds, principal pay-downs on mortgage backed securities of $7.2 million and a $1.4 million decrease in the fair value of the securities.  Net loans outstanding decreased by $12.8 million.  The decrease in loans was the result of the following; a decline of $610,000 in commercial, industrial and other loans, a decline of $701,000 in commercial real estate loans, a decline of $10.9 million in residential mortgages and a decline of $624,000 in loans to individuals.

The Corporation’s total deposits increased $8.8 million from December 31, 2011 to June 30, 2012. The non-interest bearing deposits increased by $10.9 million and interest bearing deposits decreased by $2.1 million. The increases in non-interest bearing deposits continue a trend of customers maintaining higher average balances in their accounts. The decrease in the interest bearing deposits was due to decreases in checking with interest balances, money market accounts decreases and decreases in certificates of deposits, offset by increases in savings accounts.  The Corporation attributes the increase in overall deposits due to customers placing their funds in liquid, FDIC insured accounts that provide flexibility and safety.

Shareholders' equity was $55.2 million on June 30, 2012 compared to $52.5 million on December 31, 2011. Total shareholders’ equity increased due to the $5.0 million in net income, an $899,000 decrease in other comprehensive income and a decrease of $1.5 million from dividends paid to shareholders.   Book value per common share increased from $18.37 at December 31, 2011 to $19.29 at June 30, 2012.

RESULTS OF OPERATIONS

First Six Months of 2012 as compared to the First Six Months of 2011

Net income for the first six months of 2012 was $5.0 million compared to $2.8 million for the same period of 2011, representing a 76.19% increase.

Interest income for the six months ended June 30, 2012 was $8.3 million, compared with $8.8 million in 2011.  Loan income for the six months ended June 30, 2012 was $4.7 million compared to $5.4 million in 2011.  The decrease in loan income was due to lower average loan balances and lower yields in 2012 compared to 2011. Average loans outstanding in 2012 were $18.5 million lower than 2011; loan yields for the first six months of 2012 decreased eighteen (18) basis points to 5.45%. This decrease in the loan yield is due to lower market rates for new loans. Security income for the six months ended June 30, 2012 was $3.6 million compared with $3.4 million in 2011.  This increase in securities income in 2012 was due to higher average securities in 2012 compared with 2011.  The Corporation’s average balance for securities increased $4.5 million in 2012 compared with 2011.  The yield on total average earning assets for the first six months of 2012 decreased by eight (8) basis points to 5.26% in 2012 compared to 5.34% yield in 2011.

Total interest expense of $663,000 for the first six months of 2012 decreased $444,000 or 40.11% compared with the first six months of 2011.  The average interest bearing liabilities in 2012 were $230.7 million, a decrease of 0.32% from the 2011 average.  The cost of interest bearing liabilities decreased from 0.96% in 2011 to 0.58% in 2012.  This decrease in interest cost is due to lower market rates for deposits.

As a result of the foregoing, net interest income for the first six months of 2012 and 2011 was $7.7 million.

The Corporation did not record a provision for loan losses for the six months ended June 30, 2012 or June 30, 2011. The Corporation’s high credit quality and the decrease in loan balances led to the determination that no provision was necessary for the first six months of 2012 or 2011.

Non-interest income for the first six months of 2012 was $4.6 million compared with $1.4 million in 2011. The 2012 amount includes a $3.2 million gain from the sale of municipal bonds.  Excluding this gain on the sale of securities, non-interest income was $1.4 million in 2012, the same as the 2011.  Asset management and trust income decreased by $32,000 due to a decrease in assets under management. Service charges on deposit accounts increased by $19,000 and other income increased by $10,000.

Non-interest expense for the first six months of 2012 and 2011 was $5.8 million.  Salary and employee benefits increased $114,000 in 2012, mainly due to a $39,000 increase in health care, a $62,000 increase in salaries and a $17,000 increase in payroll taxes. Salaries increased due to higher salary levels paid to employees.  Net occupancy expenses increased $14,000 in 2012. Furniture and equipment expense for 2012 declined by $28,000  mainly due to a $11,000 decrease in equipment maintenance, a $7,000 decrease in capital lease depreciation and a $5,000 decrease in software amortization.  Legal and professional services decreased $59,000 due to the termination of an agreement with a third party investment advisor within the asset management and trust department.  FDIC insurance expense decreased by $74,000, due to a change in the assessment method used by the FDIC.

Federal income tax for the first six months of 2012 was $1.5 million compared to $511,000 for the same period in 2011. The effective tax rates for the first six months of 2012 and 2011 were 23.14% and 15.58%, respectively. The effective tax rates are lower than the federal statutory rate of 34% due primarily to income from tax-exempt securities, loans, and bank owned life insurance.   The large increase in the effective tax rate for the first six months of 2012 is the result of the gain on the sale of municipal bonds resulting in a higher tax rate for the first six months of 2012 compared with 2011.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

The Corporation’s net income for the three months ended June 30, 2012 was $1.2 million compared to $1.5 million for the same period of 2011, representing a 17.95% decrease.

Interest income for the three months ended June 30, 2012 was $3.8 million, compared with $4.5 million for the three months ending June 30, 2011. Loan income decreased in 2012 due to average loan balances decreasing 11.23% in 2012 compared with 2011 and yields moved lower, from 5.58% in 2011 to 5.38% in 2012.  Security income for the three months ended June 30, 2012 was lower by $337,000 compared with same period 2011. The average securities balances decreased 16.53% in 2012 compared to 2011. The yield on total average earning assets for the three months ended June 30, 2012 decreased thirteen (13) basis points to 5.18% compared to 2011.

Total interest expense of $305,000 for second quarter of 2012 decreased by $240,000 or 44.04% from the second quarter of 2011. In the second quarter of 2012, the average interest-bearing liabilities balances decreased 10.35% compared with 2011 and the cost of these liabilities decreased to 0.58% in 2012 from 0.93% in 2011.  The cost of interest-bearing liabilities declined in 2012 due to lower market rates for deposit accounts.

As a result of the foregoing, net interest income for the three months ending June 30, 2012 was $3.5 million, compared with $3.9 million for the three months ended June 30, 2011.

The Corporation recorded no provision for loan losses for the second quarter of 2012 and 2011, respectively.

Non-interest income decreased by $38,000 or 5.24% to $687,000 for the three months ended June 30, 2012 compared with the same period 2011. Trust income decreased $20,000 due to a decrease in market values on assets under management. Service charges on deposit accounts increased by $13,000, mainly due to higher ATM fees and other income decreased by $41,000.

Other expenses were $2.8 million for the three months ended June 30, 2012, slightly lower than the $2.9 million for the three months ended June 30, 2011.   Changes within other expenses were; salaries and employee benefits increased by $45,000, in large part, due to a $19,000 increase in health insurance cost for the second quarter 2012 and a $21,000 increase in salary expenses compared with 2011. Furniture and equipment expense decreased by $10,000.  Legal and professional fees decreased by $47,000.  This decrease is due to lower professional costs within the asset management and trust department.  Other expenses also decreased by $40,000.

Federal income tax for the three months ending June 30, 2012 was $115,000 compared to $260,000 for the same period in 2011. The effective tax rates during the second quarters of 2012 and 2011 were 8.6% and 14.88%, respectively. The reduction in the effective tax rate for the second quarter of 2012 is the result of a higher percentage of tax-free income from municipal bonds, bank owned life insurance and tax-free loans.

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

The statement of cash flows for the first six months of 2012 indicates cash was provided by the sale and maturity of securities, a decrease in loan balances and an increase in deposits balances. The cash provided by these sources was utilized to pay-down short- and long- term borrowings and significantly increase cash held by the Corporation.

As of June 30, 2012, the Corporation had available funding of approximately $104 million at the FHLB, with an additional $19 million of short-term funding available through other lines of credit.  The Corporation’s maximum borrowing capacity with the Federal Home Loan Bank (FHLB) as of June 30, 2012 was $104 million, with zero borrowed.

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

The following table identifies the Corporation’s commitments to extend credit and obligations under letters of credit as of June 30, 2012 (dollars in thousands):

TOTAL AMOUNT COMMITTED

Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$39,816
Standby letters of credit	329

CREDIT QUALITY RISK

The following table presents a comparison of loan quality as of June 30, 2012 with that as of December 31, 2011. Cash payments received on non-accrual loans are recognized as interest income as long as the remaining balance of the loan is deemed to be fully collectible. When doubt exists as to the collectibility of a loan in non-accrual status, any payments received are applied to principal to the extent the doubt is eliminated. Once a loan is placed on non-accrual status, any unpaid interest is charged against income.

	At or For the Six months ended	At or For the Year ended
	June 30, 2012	December 31, 2011
	(dollars in thousands)
Non-performing loans:
Loans on non-accrual basis	$27	$103
Past due loans > 90 days	0	0
Total non-performing loans	27	103
Foreclosed real estate	658	647

Total non-performing assets	$685	$750

Loans outstanding at end of period	$166,586	$179,386
Average loans outstanding (year-to-date)	$172,989	$188,679

Non-performing loans as a percent of total loans	0.02%	0.06%
Provision for loan losses	$0	$0
Net charge-offs	$33	$13
Net charge-offs as a percent of average loans	0.02%	0.01%
Provision for loan losses as a percent of net charge-offs	0.00%	0.00%
Allowance for loan losses	$1,640	$1,673
Allowance for loan losses as a percent of average loans outstanding	0.95%	0.89%

As of June 30, 2012, there was one non-accrual loan.   At present, the Corporation has no knowledge of other outstanding loans that present a serious doubt in regard to the borrower’s ability to comply with current loan repayment terms.

In 2012, the gross amount of interest that would have been recorded on non-accrual loans would have been $1,000.

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

CAPITAL RESOURCES

The Federal Reserve Board's risk-based capital guidelines are designed principally as a measure of credit risk. These guidelines require that: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items be weighted according to risk; and (3) the total capital to risk-weighted assets ratio be at least 8.00%; and (4) a minimum 4.00% leverage ratio of Tier I capital to average total assets be maintained for financial institutions that meet certain specified criteria, including asset quality, high liquidity, low interest-rate exposure and the highest regulatory rating. As of June 30, 2012, Commercial Bank & Trust of PA, under these guidelines, had Tier I and total equity capital to risk weighted assets ratios of 24.98% and 25.81% respectively. The leverage ratio was 13.59%. The Corporation’s risk-based capital ratios are not materially different from the Bank’s.

The table below represents the Bank’s capital position at June 30, 2012 and December 31, 2011:
(Dollar amounts in thousands)

	June 30, 2012		December 31, 2011
	Amount	Percent of Adjusted Assets	Amount	Percent of Adjusted Assets

Tier I Capital	$49,195	24.98%	$45,655	20.90%
Tier I Capital Requirement	7,878	4.00	8,753	4.00

Total Equity Capital	$50,835	25.81%	$47,328	21.60%
Total Equity Capital Requirement	15,755	8.00	17,506	8.00

Leverage Capital	$49,195	13.59%	$45,655	11.80%
Leverage Requirement	14,479	4.00	15,531	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide information required of this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Corporation, under the direction of the Corporation’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15a(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Corporation, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Corporation and its consolidated subsidiaries required to be disclosed by the Corporation by the Exchange Act, was recorded, processed, summarized and reported within the applicable time periods.

Changes in Internal Controls

There have been no significant changes in Commercial National Financial Corporation’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect Commercial National Financial Corporation’s internal control over financial reporting.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
2 (a)  None
2 (b)  None
2 (c) In 2000, the Board of Directors authorized the repurchase of up to 360,000 shares of the Corporation’s common stock  from time to time when warranted by market conditions.  There have been 245,174 shares purchased under this authorization  through June 30, 2012. There were no shares purchased during the second quarter 2012, see table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1- April 30	0	0	0	114,826
May 1 – May 31	0	0	0	114,826
June 1- June 30	0	0	0	114,826
Total	0	0	0

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

                        Not applicable.

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

101 **
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012  is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income , (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (tagged as blocks of text).

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(Registrant)

Dated: August 13, 2012	/s/ Gregg E. Hunter
Gregg E. Hunter, Vice Chairman
President and Chief Executive Officer

Dated: August 13, 2012	/s/ Thomas D. Watters
Thomas D. Watters, Executive Vice President and
Chief Financial Officer